Form 10-Q
period 1995-03-31
VALLEY FORGE CORP
filed 1995-05-15
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995               Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
             (Exact name of Registrant as specified in its charter)


              GEORGIA                                  58-0833796
      (State of incorporation)           (I.R.S. Employer Identification Number)


       100 Smith Ranch Road, Suite 326, San Rafael, California 94903-1994
              (Address of principal executive offices) (Zip code)


                                 (415) 492-1500
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [ X ]   NO [   ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at May 9, 1995 was 1,773,267.

The Exhibit Index is located on Page 2.

================================================================================

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1995


                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I:  FINANCIAL INFORMATION
- ------------------------------

Item 1.       Financial Statements

              a)     Condensed Consolidated Statements of Income for
                     the Three Months Ended March 31, 1995
                     and 1994                                                                         3

              b)     Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 1995
                     and 1994                                                                         4

              c)     Condensed Consolidated Balance Sheets at
                     March 31,1995 and December 31, 1994                                              5

              d)     Notes to Condensed Consolidated Financial Statements                             6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     9

PART II:  OTHER INFORMATION
- ---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                       10

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              (Unaudited, in thousands, except per share amounts)


                                                                       Three Months Ended March 31,
                                                                       -----------------------------
                                                                         1995                 1994
                                                                       --------             --------
REVENUES                                                                $18,863              $15,795

Costs and expenses:
    Cost of goods sold                                                   11,310                9,561
    Selling and administrative                                            5,577                4,563
                                                                        -------              -------

        OPERATING INCOME                                                  1,976                1,671

Other income (expense):
    Interest expense                                                       (317)                (139)
    Interest income                                                          12                    1
    Other expense, net                                                      (17)                (303)
                                                                        -------              -------

        INCOME BEFORE INCOME TAXES                                        1,654                1,230

Income taxes                                                                646                  492
                                                                        -------              -------

NET INCOME                                                              $ 1,008                  738
                                                                        =======              =======

NET INCOME PER SHARE                                                       $.55                 $.42
                                                                        =======              =======

Dividends per share                                                       $.085                $.075
                                                                        =======              =======

Weighted average shares outstanding                                       1,818                1,761
                                                                        =======              =======


           See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           (Unaudited, in thousands)


                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                      1995                   1994
                                                                     -------               ---------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                  $(1,106)                $451

INVESTING ACTIVITIES
Additions to property, plant, and equipment                              (843)                (602)
Proceeds from sale of constructed facility                              2,821                    -
Payments received on notes receivable                                       -                   25
Other                                                                     (35)                 (19)
                                                                      -------                 ----

Net cash provided by (used for) investing activities                    1,943                 (596)
                                                                      -------                 ----
FINANCING ACTIVITIES
Net borrowings on line of credit agreement                              1,048                  363
Repayment of construction loan                                         (1,728)                   -
Proceeds from construction loan                                            84                    -
Net proceeds from short-term notes payable                                  -                  200
Principal payments on long-term debt                                     (125)                (929)
Stock options exercised                                                    35                  641
Dividends paid                                                           (151)                (130)
                                                                      -------                 ----

Net cash (used for) provided by financing activities                     (837)                 145

CHANGE IN CASH                                                              -                    -
Cash at beginning of year                                                   -                    -
                                                                      -------                 ----
CASH AT END OF PERIOD                                                $      -                $   -
                                                                      -------                 ----



           See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           (Unaudited, in thousands)


                                                                        March 31,            December 31,
                                                                          1995                   1994
                                                                        --------             -----------
ASSETS

CURRENT ASSETS
Accounts receivable, net                                                $11,782                $ 9,535
Inventories                                                              16,367                 15,653
Other current assets                                                      1,531                  3,922
                                                                        -------                -------
     Total current assets                                                29,680                 29,110

Property, plant, and equipment, net                                       6,948                  6,483
Goodwill, net                                                            13,652                 13,851
Building held for sale                                                      901                    901
Other assets                                                                576                    600
                                                                        -------                -------
                                                                        $51,757                $50,945
                                                                        =======                =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                                                 $ 4,987                $ 5,583
Current portion of long-term debt                                            19                    143
Accounts payable and accrued expenses                                     5,971                  5,347
                                                                        -------                -------
     Total current liabilities                                           10,977                 11,073

Long-term debt                                                           11,382                 11,383
Deferred income taxes                                                       833                    828
Minority interest                                                         1,342                  1,322
Stockholders' equity                                                     27,223                 26,339
                                                                        -------                -------
                                                                        $51,757                $50,945
                                                                        =======                =======


           See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              (Unaudited, in thousands, except per share amounts)
GENERAL

All financial information provided in this Form 10-Q is unaudited.

All adjustments, which are in the opinion of management necessary to a fair presentation of results for the interim periods, have been included herein.
All adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation. Detailed footnote disclosure required annually has not been reflected in the accompanying financial statements and, therefore, the statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Valley Forge Corporation Annual Report on Form 10-K for the year ended December 31, 1994.

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.


INVENTORIES                          March 31, 1995                 December 31, 1994
                                     --------------                 -----------------
Raw materials                           $  7,923                         $  8,292
Work-in-process                            2,962                            2,274
Finished goods                             5,482                            5,087
                                        --------                         --------

                                         $16,367                          $15,653
                                        ========                         ========

PURCHASE OF ASSETS OF THE GUEST COMPANY, INC.

On June 1, 1994, Atlantic Guest, Inc., a newly formed subsidiary of Valley Forge Corporation, acquired substantially all of the assets of The Guest Company, Inc. ("Guest") for a purchase price of approximately $6.5 million in cash and the assumption of certain liabilities totaling $392,000. Guest, located in Meriden, Connecticut, is a manufacturer of marine products including battery chargers, battery switches, and lighting products.

The Company's results of operations include the results of Guest since June 1, 1994.

The pro forma results of operations had this acquisition occurred on January 1, 1994 follow:

                                       Three Months Ended March 31,
                                       ----------------------------
                                         1995                1994
                                       -------             --------
Revenues                               $18,863             $17,205
Net income                               1,008                 773

Per share net income                      $.55                $.44
                                          ====                ====

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the three months ended March 31, 1995 and 1994 was as follows:

                                     1995             1994
                                     ----             ----
Income taxes                         $148             $207

Interest                             $302             $131

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                 March 31, 1995


FINANCIAL CONDITION

In January 1995, the Company sold a constructed operating facility for $2.8 million and repaid the related construction loan of $1.7 million. In addition to the cash generated from the sale, borrowings on the credit line ($1.0 million) were sufficient to meet working capital requirements in excess of cash flow from operations ($1.1 million) and invest in property, plant, and equipment ($843 thousand). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1995.

RESULTS OF OPERATIONS

Revenues and Related Costs

Consolidated revenues increased $3.1 million (19%) in the quarter ended March 31, 1995 over the same quarter in the prior year. This increase reflects a 30% increase in recreational sales and an 8% increase in industrial sales. Excluding the revenues of Guest, which was acquired in June 1994, the increase in recreational sales would have been 9%. Gross profits for the quarter increased $1.3 million (21%) over 1994, with recreational gross profits increasing 37% and industrial gross profits increasing 5%. Excluding the gross profit of Guest, the increase in recreational gross profits would have been 15%. The consolidated gross profit margin percentage increased .5 % from 39.5% in 1994 to 40% in 1995.

Selling and Administrative Expenses

Consolidated selling and administrative expenses increased $1.0 million (22%) for the quarter ended March 31, 1995. Excluding the expenses of Guest, consolidated selling and administrative expenses increased 11%. Selling and administrative expenses as a percentage of sales increased from 29% for the first quarter of 1994 to 30% for the first quarter of 1995.

Other Income (Expense)

Interest expense for the quarter ended March 31, 1995 increased $178 thousand (128%) over the same quarter in the prior year due principally to the increase in debt used to acquire Guest.

Other Expense for the quarter ended March 31, 1994 includes a charge to write down a building held for sale to its estimated net realizable value.

Income Taxes

The effective tax rate decreased from 40% for the first quarter of 1994 to 39% for the first quarter of 1995 primarily because of an increase in estimated pretax income for 1995.

QUARTERLY RESULTS
The following table sets forth unaudited consolidated summary financial data for each quarter of 1993, 1994, and 1995 to date. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period. Dollars in thousands, except per share amounts:


1993                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
- ----                         -------------       --------------       -------------       --------------
Revenues                         $12,004             $13,874              $13,246             $14,132
Gross profit                       4,798               5,480                5,167               5,324
Net income                           464                 606                  467                 578
Net income per share                $.27                $.34                 $.27                $.33


1994                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
- ----                         -------------       --------------       -------------       --------------
Revenues                         $15,795             $18,156              $15,961             $16,124
Gross profit                       6,234               7,480                6,017               6,044
Net income                           738                 904                  614                 561
Net income per share                $.42                $.50                 $.34                $.31

1995                         First Quarter
- ----                         -------------
Revenues                         $18,863
Gross profit                       7,553
Net income                         1,008
Net income per share                $.55

                           PART II OTHER INFORMATION
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      For the Quarter Ended March 31, 1995


Item 6.    Exhibits and Reports on Form 8-K
           a)       Exhibits required by Item 601 of Registration S-K:

                    Exhibit 11 - Computation of Earnings per Share.

           b)       Reports on Form 8:

                    None.

                                                                      Exhibit 11

                       COMPUTATION OF EARNINGS PER SHARE
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   1995             1994
                                                                -----------     ------------
PRIMARY:
Weighted average common shares outstanding                       1,770,684       1,699,156
Common equivalent shares                                            47,173          61,809
                                                                ----------      ----------
Weighted average common shares and
  common equivalent shares outstanding                           1,817,857       1,760,965
                                                                ----------      ----------
Net income                                                      $1,008,000      $  738,000
                                                                ==========      ==========

Primary earnings per share                                            $.55           $.42
                                                                      ====           ====

FULLY DILUTED:
Weighted average common shares
  outstanding                                                    1,770,684      1,699,156
Common equivalent shares                                            49,191         68,460
                                                                ----------     ----------
Weighted average common shares and
  common equivalent shares outstanding                           1,819,875      1,767,616
                                                                ----------     ----------

Net income                                                      $1,008,000      $ 738,000
                                                                ----------     ----------

Fully diluted earnings per share                                      $.55           $.42
                                                                      ====           ====

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   VALLEY FORGE CORPORATION
                                                   Registrant



Date:  May 15, 1995                                ________________________
                                                   Monica J. Burke
                                                   Vice President Finance

                                Exhibit Index

Ex. 27  Financial Data Schedule