Form 10-Q
period 1995-06-30
VALLEY FORGE CORP
filed 1995-08-11
CIK 102680

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995                Commission File Number 1-9897


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

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at August 8, 1995 was 1,776,767.

The Exhibit Index is located on Page 2.

================================================================================

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1995


                                     INDEX

                                                                                     Page
                                                                                     ----
PART I:  FINANCIAL INFORMATION

Item 1.       Financial Statements

              a)     Condensed Consolidated Statements of Income for
                     the Three and Six Months Ended June 30, 1995 and 1994             3

              b)     Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30, 1995 and 1994                   4

              c)     Condensed Consolidated Balance Sheets at
                     June 30, 1995 and December 31, 1994                               5

              d)     Notes to Condensed Consolidated Financial Statements              6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      8

PART II:  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                        11

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              (Unaudited, in thousands, except per share amounts)


                                          Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                         ---------------------      ---------------------
                                           1995          1994         1995          1994
                                         -------       -------      -------       -------
REVENUES                                 $19,881       $18,156      $38,744       $33,951

Costs and expenses:
    Cost of goods sold                    12,362        10,676       23,672        20,237
    Selling and administrative             5,549         5,671       11,126        10,234
                                         -------       -------      -------       -------

        OPERATING INCOME                   1,970         1,809        3,946         3,480

Other income (expense):
    Interest expense                        (317)         (201)        (634)         (340)
    Interest income                            9           -             21             1
    Other expense, net                       (60)         (102)         (77)         (405)
                                         -------       -------      -------       -------

        INCOME BEFORE INCOME TAXES         1,602         1,506        3,256         2,736

Income taxes                                 624           602        1,270         1,094
                                         -------       -------      -------       -------

NET INCOME                               $   978       $   904      $ 1,986       $ 1,642
                                         =======       =======      =======       =======

NET INCOME PER SHARE                        $.54          $.50        $1.09          $.92
                                            ====          ====        =====          ====

Dividends per share                        $.085         $.075         $.17          $.15
                                           =====         =====         ====          ====

Weighted average shares outstanding        1,817         1,796        1,818         1,778
                                           =====         =====        =====         =====


           See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           (Unaudited, in thousands)


                                                              Six Months Ended June 30.
                                                              -------------------------
                                                                1995              1994
                                                              -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 1,624           $ 1,718

INVESTING ACTIVITIES
Cash paid for business acquisitions                              (867)           (6,631)
Additions to property, plant, and equipment                    (1,486)           (1,782)
Proceeds from sale of constructed facility                      2,821               -
Other, net                                                        (53)              100
                                                              -------           -------

Net cash provided by (used for) investing activities              415            (8,313)
                                                              -------           -------

FINANCING ACTIVITIES
Proceeds from long term debt                                      655            11,000
Net repayments on line of credit agreement                       (376)           (4,884)
Net repayments on construction loans                           (1,941)              -
Proceeds from short-term notes payable                            -                 700
Principal payments on long-term debt                             (130)             (937)
Stock options exercised                                            91               676
Dividends paid                                                   (301)             (261)
Proceeds from issuance of subsidiary stock                        -                 301
                                                              -------           -------

Net cash (used for) provided by financing activities           (2,002)            6,595
                                                              -------           -------

NET INCREASE IN CASH AND EQUIVALENTS                               37               -
Cash and equivalents at beginning of year                         -                 -
                                                              -------           -------

CASH AND EQUIVALENTS AT END OF PERIOD                         $    37           $   -
                                                              =======           =======


           See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           (Unaudited, in thousands)


                                                                        June 30,          December 31,
                                                                          1995                1994
                                                                        -------           ------------
ASSETS

CURRENT ASSETS
Cash and equivalents                                                    $    37              $  -
Accounts receivable, net                                                 10,580                9,535
Inventories                                                              16,857               15,653
Other current assets                                                      1,608                3,922
                                                                        -------              -------
    Total current assets                                                 29,082               29,110

Property, plant, and equipment, net                                       7,312                6,483
Goodwill, net                                                            13,865               13,851
Building held for sale                                                      850                  901
Other assets                                                                614                  600
                                                                        -------              -------
                                                                        $51,723              $50,945
                                                                        =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                                                 $ 3,266              $ 5,583
Current portion of long-term debt                                           167                  143
Accounts payable and accrued expenses                                     6,073                5,347
                                                                        -------              -------
    Total current liabilities                                             9,506               11,073

Long-term debt                                                           11,884               11,383
Deferred income taxes                                                       834                  828
Minority interest                                                         1,351                1,322
Stockholders' equity                                                     28,148               26,339
                                                                        -------              -------
                                                                        $51,723              $50,945
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

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

INVENTORIES                         June 30, 1995      December 31, 1994
                                    -------------      -----------------
        Raw materials                  $ 8,458               $ 8,292
        Work-in-process                  3,178                 2,274
        Finished goods                   5,221                 5,087
                                       -------               -------

                                       $16,857               $15,653
                                       =======               =======

BUSINESS ACQUISITIONS

In June 1995, Marine Industries Company (Marinco), a subsidiary of Valley Forge Corporation, acquired the ventilation product line of Nicro Marine. This product line primarily consists of solar powered and passive ventilation products for use in boats and recreational vehicles.

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

BUILDING HELD FOR SALE

In 1994, the Company decided to sell a building that was used in operations. Reserves for the write-down of the building to its estimated net realizable value have been included in "Other expense, net" in 1994 and 1995.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the six months ended June 30, 1995 and 1994 was as follows:

                                           1995             1994
                                           ----             ----
                 Income taxes             $1,596           $1,326

                 Interest                   $636             $268

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                 June 30, 1995

FINANCIAL CONDITION

In January 1995, the Company sold a constructed operating facility for $2.8 million and repaid the related construction loan of $1.7 million. In April 1995, another operating entity completed the construction of a building addition financed by $655 thousand in long term debt. The Company also negotiated a term credit facility due June 30, 1998 for borrowing up to $3.5 million bearing interest at the prime rate plus 0.5%. The credit facility is expected to be used to fund acquisitions. No amounts were borrowed under this facility at June 30, 1995.

Cash flow from operations ($1.6 million) and the cash generated from the sale of the operating facility were sufficient to fund business acquisitions ($.9 million), pay down the bank line of credit ($.4 million) and invest in property, plant, and equipment ($1.5 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1995.

RESULTS OF OPERATIONS

Revenues and Related Costs

Consolidated revenues increased $1.7 million (10%) and $4.8 million (14%) for the quarter and the year to date ended June 30, 1995, respectively, over the same periods in the prior year. The recreational products segment revenues increased 13% and 20% for the quarter and year to date, respectively, over the same periods in the prior year due principally to the revenues of Guest, acquired June 1, 1994. The industrial products segment revenues increased 6% and 7% for the quarter and six months of 1995, respectively, compared to the same periods in the prior year.

Consolidated gross profit for the quarter ended June 30, 1995 was relatively unchanged compared to the same quarter in the prior year. Consolidated gross profit for the six months ended June 30, 1995 increased $1.4 million (10%) over 1994.

Recreational segment gross profit for the quarter June 30, 1995 was unchanged compared to the prior year. Recreational segment gross profit for the six months ended June 30, 1995 increased 16% compared to the same period in the prior year. Excluding the gross profit of Guest, the Recreational segment gross profit would have decreased 8% for the quarter and increased 2% for the six months ended June 30, 1995 over the comparable prior year periods.

The Industrial products segment gross profit for the quarter ended June 30, 1995 was unchanged compared to the prior year. The Industrial products segment gross profit for the six months ended June 30, 1995 increased 2%, compared to the same period in the prior year.

The consolidated gross profit margin for the quarter ended June 30, 1995 decreased from 41.2% in 1994 to 37.8% in 1995. Similarly, the consolidated gross profit margin for the six months ended June 30, 1995 decreased from 40.4% in 1994 to 38.9% in 1995.

During the second quarter of 1995, gross profit margins in both segments were negatively impacted by increased raw materials and overhead costs, inventory adjustments, and to a much lesser degree by reductions in sales prices due to competitive pricing pressures in the marketplace.

Selling and Administrative Expenses

Consolidated selling and administrative expenses decreased $122 thousand (2%) and increased $892 thousand (9%) for the quarter and six months ended June 30, 1995, respectively, over the same periods in the prior year. Without the inclusion of Guest, consolidated selling and administrative expenses would have decreased $516 thousand (9%) for the quarter and $23 thousand (0%) for the six months ended June 30, 1995. Selling and administrative expenses as a percentage of sales decreased from 31% for the second quarter of 1994 to 28% for the second quarter of 1995, primarily due to decreases in 1995 incentive compensation accruals and due to nonrecurring charges relating to the restructuring of AFI and Marinco taken in the second quarter of 1994.

Other income (expense)

Interest expense for the quarter and six months ended June 30, 1995 increased $116 thousand and $294 thousand, respectively, due to the increase in debt used to acquire Guest.

"Other expense, net" for the quarter and six months ended June 30, 1995 and 1994 primarily consists of charges to write down a building held for sale to its estimated net realizable value.

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

1993                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
- ----                         -------------       --------------       -------------       --------------
Revenues                          $12,004             $13,874              $13,246             $14,132
Gross profit                        4,798               5,480                5,167               5,324
Net income                            464                 606                  467                 578
Net income per share                 $.27                $.34                 $.27                $.33

1994                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
- ----                         -------------       --------------       -------------       --------------
Revenues                          $15,795             $18,156              $15,961             $16,124
Gross profit                        6,234               7,480                6,017               6,044
Net income                            738                 904                  614                 561
Net income per share                 $.42                $.50                 $.34                $.31

1995                         First Quarter       Second Quarter
- ----                         -------------       --------------
Revenues                          $18,863             $19,881
Gross profit                        7,553               7,519
Net income                          1,008                 978
Net income per share                 $.55                $.54

                           PART II OTHER INFORMATION
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      For the Quarter Ended June 30, 1995


Item 6.          Exhibits and Reports on Form 8-K

                 a)       Exhibits required by Item 601 of Registration S-K:
                          Exhibit 11 - Computation of Earnings per Share.

                 b)       Reports on Form 8:
                          None.

                                                                      Exhibit 11
                       COMPUTATION OF EARNINGS PER SHARE
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                      ------------------------       -------------------------
                                                        1995           1994             1995           1994
                                                        ----           ----             ----           ----
PRIMARY:
Weighted average common shares
     outstanding                                      1,773,783      1,745,652        1,772,234      1,722,404
Common equivalent shares                                 43,531         49,919           45,352         55,864
                                                      ---------      ---------       ----------     ----------
Weighted average common shares and
     common equivalent shares outstanding             1,817,314      1,795,571        1,817,586      1,778,268
                                                      =========      =========       ==========     ==========


Net income                                             $978,000       $904,000       $1,986,000     $1,642,000
                                                       ========       ========       ==========     ==========


Primary earnings per share                                 $.54           $.50            $1.09           $.92
                                                           ====           ====            =====           ====


FULLY DILUTED:
Weighted average common shares
     outstanding                                      1,773,783      1,745,652        1,772,234      1,722,404
Common equivalent shares                                 45,755         53,239           47,483         60,850
                                                      ---------      ---------       ----------     ----------

Weighted average common shares and
     common equivalent shares outstanding             1,819,538      1,798,891        1,819,717      1,783,254
                                                      =========      =========       ==========     ==========


Net income                                             $978,000       $904,000       $1,986,000     $1,642,000
                                                       ========       ========       ==========     ==========


Fully diluted earnings per share                           $.54           $.50            $1.09           $.92
                                                           ====           ====            =====           ====

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   VALLEY FORGE CORPORATION
                                                   Registrant



Date:  August 11, 1995                             ------------------------
                                                   Monica J. Burke
                                                   Vice President Finance

                                EXHIBIT INDEX

Exhibit 27      Financial Data Schedule