Form 10-Q
period 1995-09-30
VALLEY FORGE CORP
filed 1995-11-13
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995           Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)

        GEORGIA                                         58-0833796
        -------                                         ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)

       100 Smith Ranch Road, Suite 326, San Rafael, California 94903-1994
       ------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (415) 492-1500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at November 8, 1995 was 1,777,517.

The Exhibit Index is located on Page 2.

================================================================================

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1995

                                     INDEX

                                                                                 Page
                                                                                 ----
PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.        Financial Statements

               a)     Condensed Consolidated Statements of Income for the
                      Three and Nine Months Ended September 30, 1995 and 1994       3

               b)     Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 1995 and 1994         4

               c)     Condensed Consolidated Balance Sheets at
                      September 30, 1995 and December 31, 1994                      5

               d)     Notes to Condensed Consolidated Financial Statements          6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  8

PART II:  OTHER INFORMATION
---------------------------

Item 6.        Exhibits and Reports on Form 8-K                                    11

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              (Unaudited, in thousands, except per share amounts)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                             -------------                 -------------
                                                          1995          1994             1995          1994
                                                          ----          ----             ----          ----
REVENUES                                                $18,014       $15,961          $56,758       $49,912

Costs and expenses:
     Cost of goods sold                                  11,114         9,944           34,786        30,181
     Selling and administrative                           5,501         4,730           16,627        14,964
                                                        -------       -------          -------       -------

         OPERATING INCOME                                 1,399         1,287            5,345         4,767

Other income (expense):
     Interest expense                                      (289)         (272)            (923)         (612)
     Interest income                                          9             -               30             1
     Other, net                                               8           (61)             (30)         (396)
                                                        -------       -------          -------       -------

         INCOME BEFORE INCOME TAXES                       1,127           954            4,422         3,760

Income taxes                                                395           309            1,680         1,427
Minority interest expense                                    36            31               60            77
                                                        -------       -------          -------       -------

NET INCOME                                              $   696       $   614          $ 2,682       $ 2,256
                                                        =======       =======          =======       =======

NET INCOME PER SHARE                                    $   .38       $   .34          $  1.47       $  1.26
                                                        =======       =======          =======       =======

Dividends per share                                     $  .085       $  .075          $  .255       $  .225
                                                        =======       =======          =======       =======

Weighted average shares outstanding                       1,828         1,812            1,821         1,790
                                                        =======       =======            =====       =======


           See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            (Unaudited, in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                          1995          1994
                                                          ----          ----
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 3,215       $  2,548

INVESTING ACTIVITIES
Cash paid for business acquisitions                        (875)        (6,592)
Additions to property, plant, and equipment              (2,137)        (3,509)
Proceeds from sale of constructed facility                2,821              -
Proceeds from sale of building held for sale                242              -
Other, net                                                  (17)           (87)
                                                        -------       --------

Net cash provided by (used for) investing activities         34        (10,188)
                                                        -------       --------

FINANCING ACTIVITIES
Proceeds from long-term debt                              1,505         11,000
Net repayments on line of credit agreement               (2,206)        (4,290)
Net proceeds (repayments) of construction loans          (1,941)         1,219
Net proceeds (repayments) of short-term notes payable      (100)           700
Principal payments on long-term debt                       (153)        (1,832)
Stock options exercised                                      99            936
Dividends paid                                             (453)          (394)
Proceeds from issuance of subsidiary stock                    -            301
                                                        -------       --------

Net cash (used for) provided by financing activities     (3,249)         7,640
                                                        -------       --------

CHANGE IN CASH                                                -              -
Cash and equivalents at beginning of year                     -              -
                                                        -------       --------

CASH AND EQUIVALENTS AT END OF PERIOD                   $     -       $      -
                                                        =======       ========


           See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           (Unaudited, in thousands)

                                          September 30,         December 31,
                                              1995                  1994
                                              ----                  ----
ASSETS

CURRENT ASSETS
Accounts receivable, net                     $ 9,580              $ 9,535
Inventories                                   16,937               15,653
Other current assets                           1,886                3,922
                                             -------              -------
     Total current assets                     28,403               29,110

Property, plant, and equipment, net            7,546                6,483
Goodwill, net                                 13,672               13,851
Building held for sale                             -                  901
Other assets                                   1,155                  600
                                             -------              -------
                                             $50,776              $50,945
                                             =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                      $ 1,336              $ 5,583
Current portion of long-term debt              1,369                  143
Accounts payable and accrued expenses          5,786                5,347
                                             -------              -------
     Total current liabilities                 8,491               11,073

Long-term debt                                11,509               11,383
Deferred income taxes                            659                  828
Minority interest                              1,381                1,322
Stockholders' equity                          28,736               26,339
                                             -------              -------
                                             $50,776              $50,945
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

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

INVENTORIES                      September 30, 1995            December 31, 1994
                                 ------------------            -----------------
         Raw materials                $  8,917                      $  8,292
         Work-in-process                 2,969                         2,274
         Finished goods                  5,051                         5,087
                                      --------                      --------

                                      $ 16,937                      $ 15,653
                                      ========                      ========

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

BUILDING HELD FOR SALE

In 1994, the Company decided to sell a building that was used in operations. Reserves for the write-down of the building to its estimated net realizable value have been included in "Other expense, net" in 1994 and 1995. In August 1995, the building was sold and the Company received cash and a $600,000 promissory note.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the nine months ended September 30, 1995 and 1994 was as follows:

                                        1995             1994
                                        ----             ----
Income taxes                           $2,215           $1,430

Interest                                 $933             $570

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                               September 30, 1995

FINANCIAL CONDITION

In January 1995, the Company sold a constructed operating facility for $2.8 million and repaid the related construction loan of $1.7 million. In April 1995, another operating entity completed the construction of a building addition financed by $655 thousand in long-term debt. The Company also negotiated a term credit facility due June 30, 1998 for borrowings up to $3.5 million bearing interest at the prime rate plus 0.5% to fund acquisitions. Through September 30, 1995, $.9 million was borrowed under this facility to fund business acquisitions.

Cash flow from operations ($3.2 million) and the cash generated from the sale of the operating facility were sufficient to pay down the bank line of credit ($2.2 million) and invest in property, plant, and equipment ($2.1 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1995.

RESULTS OF OPERATIONS

Revenues and Related Costs

Consolidated revenues increased $2.1 million (13%) and $6.8 million (14%) for the quarter and the year to date ended September 30, 1995, respectively, over the same periods in the prior year. The recreational products segment revenues increased 19% for the quarter ended September 30, 1995 over the same quarter in the prior year due to a significant increase in inverter shipments. The recreational products segment revenues increased 20% for the nine months ended September 30, 1995 over the prior year period due principally to the revenues of Guest, acquired June 1, 1994. The industrial products segment revenues increased 7% for the quarter and nine months of 1995, respectively, compared to the same periods in the prior year.

Consolidated gross profit for the quarter ended September 30, 1995 increased $.9 million (15%) compared to the same quarter in the prior year. Consolidated gross profit for the nine months ended September 30, 1995 increased $2.2 million (11%) over 1994.

Recreational segment gross profit for the quarter ended September 30, 1995 increased 27% compared to the same quarter in the prior year. Recreational segment gross profit for the nine months ended September 30, 1995 increased 19% compared to the same period in the prior year. Excluding the gross profit of Guest, the Recreational segment gross profit would have increased 8% for the nine months ended September 30, 1995 over the comparable prior year period.

The Industrial products segment gross profit for the quarter and nine months ended September 30, 1995 increased 4% and 3%, respectively, compared to the prior year.

The consolidated gross profit margin for the quarter ended September 30, 1995 increased from 37.7% in 1994 to 38.3% in 1995. The consolidated gross profit margin for the nine months ended September 30, 1995 decreased from 39.5% in 1994 to 38.7% in 1995.

Selling and Administrative Expenses

Consolidated selling and administrative expenses increased $771 thousand (16%) and increased $1.7 million (11%) for the quarter and nine months ended September 30, 1995, respectively, over the same periods in the prior year. Without the inclusion of Guest, consolidated selling and administrative expenses would have increased $625 thousand (4%) for the nine months ended September 30, 1995.

Other income (expense)

Interest expense for the quarter and nine months ended September 30, 1995 increased $17 thousand and $311 thousand, respectively, due to the increase in debt used to acquire Guest.

"Other expense, net" for the quarter ended September 30, 1994 and the nine months ended September 30, 1994 and 1995 primarily consists of charges to write down a building held for sale to its estimated net realizable value.

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

1993                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
----                   -------------   --------------   -------------   --------------
Revenues                  $12,004          $13,874         $13,246          $14,132
Gross profit                4,798            5,480           5,167            5,324
Net income                    464              606             467              578

Net income per share      $   .27          $   .34         $   .27          $   .33

1994                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
----                   -------------   --------------   -------------   --------------
Revenues                  $15,795          $18,156         $15,961          $16,124
Gross profit                6,234            7,480           6,017            6,044
Net income                    738              904             614              561

Net income per share      $   .42          $   .50         $   .34          $   .31

1995                   First Quarter   Second Quarter   Third Quarter
----                   -------------   --------------   -------------
Revenues                  $18,863          $19,881         $18,014
Gross profit                7,553            7,519           6,900
Net income                  1,008              978             696

Net income per share      $   .55          $   .54         $   .38

                           PART II OTHER INFORMATION
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                    For the Quarter Ended September 30, 1995

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

                  b)       Reports on Form 8:

                           None.

                                                                      Exhibit 11

                       COMPUTATION OF EARNINGS PER SHARE
                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                  (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                      -------------------------         -------------------------
                                                         1995           1994               1995           1994
                                                         ----           ----               ----           ----
PRIMARY:
Weighted average common shares
      outstanding                                      1,777,093      1,759,650          1,773,853      1,734,819
Common equivalent shares                                  50,601         51,915             47,102         54,548
                                                      ----------     ----------         ----------     ----------
Weighted average common shares and
      common equivalent shares outstanding             1,827,694      1,811,565          1,820,955      1,789,367
                                                      ==========     ==========         ==========     ==========

Net income                                            $  696,000     $  614,000         $2,682,000     $2,256,000
                                                      ==========     ==========         ==========     ==========

Primary earnings per share                            $      .38     $      .34         $     1.47     $     1.26
                                                      ==========     ==========         ==========     ==========

FULLY DILUTED:
Weighted average common shares
      outstanding                                      1,777,093      1,759,650          1,773,853      1,734,819
Common equivalent shares                                  55,088         51,915             50,018         57,871
                                                      ----------     ----------         ----------     ----------
Weighted average common shares and
      common equivalent shares outstanding             1,832,181      1,811,565          1,823,871      1,792,690
                                                      ==========     ==========         ==========     ==========

Net income                                            $  696,000     $  614,000         $2,682,000     $2,256,000
                                                      ==========     ==========         ==========     ==========

Fully diluted earnings per share                      $      .38     $      .34         $     1.47     $     1.26
                                                      ==========     ==========         ==========     ==========

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     VALLEY FORGE CORPORATION
                                                     Registrant


Date: November 13, 1995                              /s/
                                                     ---------------------------
                                                     Monica J. Burke
                                                     Vice President Finance

Exhibit Index
Exhibit 27
Financial Data Schedule

EXHIBIT           EXHIBIT DESCRIPTION
  NO.

Ex-27           Financial Data Schedule