Form 10-K405
period 1995-12-31
VALLEY FORGE CORP
filed 1996-03-27
CIK 102680

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission File Number 1-9897

                            VALLEY FORGE CORPORATION
             (Exact name of Registrant as specified in its charter)

              GEORGIA                                    58-0833796
      (State of incorporation)             (IRS Employer Identification Number)

        100 SMITH RANCH ROAD
              SUITE 326
       SAN RAFAEL, CALIFORNIA                               94903
(Address of principal executive offices)                  (Zip code)

                                 (415) 492-1500
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED

    Common Stock, Par Value $.50
              Per Share                          American Stock Exchange

Indicate by a check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / X /

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1996 was approximately $13,718,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 1996 was 2,667,733.

The Exhibit Index is located on page 14.

ITEM 1.       BUSINESS

Valley Forge Corporation (the Company), incorporated in 1955, is a Georgia corporation. The Company conducts its business through its subsidiaries, Atlantic Guest, Inc., Cruising Equipment Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine Products, Inc., Heart Interface Corporation, Marine Industries Company, Inc., Multiplex Technology, Inc., and Turner Electric Corporation.

In May 1994, the Company incorporated Atlantic Guest, Inc., which acquired substantially all of the assets of The Guest Company, Inc. in June 1994 and concurrently sold a 14% interest to two officers of Atlantic Guest, Inc. The Company acquired 100% of the stock of Heart Interface Corporation between February 1988 and June 1992. During 1991, the Company acquired an ownership interest in Multiplex Technology, Inc. of approximately 66%.

For information concerning the revenues, operating profits, and identifiable assets by segment, refer to Note O to the Consolidated Financial Statements.

RECREATIONAL GROUP

ATLANTIC GUEST, INC.

Atlantic Guest, Inc. (Guest), located in Meriden, Connecticut, designs, manufactures, and distributes a broad line of marine accessories including spotlights, battery switches, battery chargers, cabin lights, and safety equipment. These products are sold worldwide to distributors, retailers, and original equipment manufacturers.

Sales are somewhat seasonal in that sales during the third quarter of the year are lower than the other quarters. Guest has a number of competitors, none of whom dominate the market. Guest exports approximately 10% of its production, principally to Europe.

Raw materials are readily available and are purchased from a variety of worldwide suppliers. Material costs have remained relatively stable during the year with no substantial increases or decreases anticipated in the near future.

HEART INTERFACE CORPORATION

Heart Interface Corporation (Heart), located in Kent, Washington, manufactures power inverters which convert DC power stored in batteries into AC power to operate standard household appliances and tools. In conjunction with Cruising Equipment Company, Heart also manufactures integrated battery monitors and inverter remote controls. Heart's products are sold in the marine, recreational vehicle, industrial, and alternative energy markets. Their products are primarily sold through independent sales representatives to distributors, dealers, and manufacturers. Heart has a number of competitors, none of whom dominate the market.

Sales and production levels are not seasonal. Raw materials are readily available from a number of suppliers. Prices of raw materials have remained relatively stable over the last year and no substantial increases or decreases are anticipated in the near future.

MARINE INDUSTRIES COMPANY, INC.

Marine Industries Company, Inc. (Marinco), located in Napa, California, consists of two business units: Marinco/AFI Marine Products and Marinco Specialty Wiring Devices. Marinco/AFI Marine Products serves the marine marketplace and manufactures marine electrical shore power connectors under the "Marinco" brand name and distributes other marine accessories including teak, horns, windshield wipers, and boarding systems under the "AFI" brand name. In June 1995, Marinco/AFI Marine Products acquired the Nicro Ventilation Systems product line and began manufacturing marine solar and passive ventilation systems under the "Nicro" brand name. Marinco/AFI Marine Products are sold nationwide to distributors, retailers, and boat builders. Marinco Specialty Wiring Devices manufactures and distributes a broad line of specialty wiring devices for industrial applications. These devices are sold directly and through distributors to original equipment manufacturers.

Marinco's sales and production levels are somewhat seasonal in that sales during the first six months are generally higher than the last six months of the year. Marinco competes on the basis of product performance, service, and price with other manufacturers of varying size, several of whom are larger than Marinco. Marinco/AFI exports approximately 10% of its production.

Raw materials are readily available from a number of suppliers. Material costs have remained relatively stable during the year and no substantial increases or decreases are anticipated in the near future. Marinco/AFI imports a portion of their products from Thailand, Japan, and Taiwan and product sources are readily available. Foreign exchange rates and price changes have not had a material effect since it is Marinco's policy to adjust pricing to current conditions.

OTHER SUBSIDIARIES

Other subsidiaries in the Valley Forge Recreational Group include Cruising Equipment Company (Cruising), Force 10 Marine Ltd. (Force 10), and Glendinning Marine Products, Inc. (Glendinning).

INDUSTRIAL GROUP

GITS MANUFACTURING COMPANY, INC.

Gits Manufacturing Company, Inc. (Gits), located in Creston, Iowa, manufactures turbocharger actuators, lubricating devices, and environmental control vents. Products marketed under the Gits name are sold through distributors and include oilers, oil breather mechanisms, and central lubricating devices. Gits actuators, environmental control vents, and other products are sold directly to original equipment manufacturers. Gits exports approximately 25% of its production, principally to Japan and England. Two customers accounted for approximately 40% of Gits' 1995 sales. Gits has several competitors, none of whom dominate the market.

Sales and production levels are relatively constant throughout the year. Raw materials are readily available and are purchased from a variety of nationwide suppliers. Prices of raw materials have remained relatively stable over the last year and no substantial increases or decreases are anticipated in the near future.

MULTIPLEX TECHNOLOGY, INC.

Multiplex Technology, Inc. (Multiplex), located in Brea, California, is the developer, manufacturer, and marketer of the ChannelPlus brand of telecommunications equipment. ChannelPlus products are used primarily in master antenna television, cable television, satellite master antenna television, and closed circuit television systems. Principal product lines include RF modulators, broadband distribution amplifiers, demodulators, message generators, and solid state video cameras. Applications for these products are found primarily in residential and commercial video distribution systems.

Multiplex markets its products to video system designers, installation contractors, and dealers through a worldwide network of distributors. Multiplex exports approximately 10% of its production, principally to Japan, Canada, and Europe. Multiplex has many competitors, none of whom competes directly in their market niche.

Sales and production levels are somewhat seasonal in that sales in the second six months are generally higher than the first six months. Raw materials are purchased from a variety of suppliers located in the United States, Europe, and Asia. Most parts are available from a number of suppliers. Certain other parts are sole sourced and/or custom tooled and Multiplex maintains several production cycles of parts on hand as safety stock. Prices for raw materials have remained stable over the last year and no substantial increases or decreases are anticipated in the near future.

TURNER ELECTRIC CORPORATION

Turner Electric Corporation (Turner), located in Fairview Heights, Illinois, is a manufacturer of high voltage switches and other electrical equipment. Turner markets to investor-owned utility companies, rural electric associations and cooperatives, and municipal utilities.

Turner conducts business with utilities which depend on regulatory authorities for capital expenditures. Sales and production levels are relatively constant throughout the year. Sales are conducted through independent sales representatives. Turner competes on the basis of price and product performance with other manufacturers of varying size, none of whom dominate the marketplace.

Production materials are purchased mainly from a number of local suppliers and have been readily available. Material costs have been relatively stable over the past year and no substantial increases or decreases are anticipated in the near future.

WORKING CAPITAL

Some of the companies in the recreational segment offer special payment terms to their marine customers under certain conditions known as "dating" in the marine industry. The dating programs have various terms but generally have the effect that sales made during the fourth and first quarter are not collected until the second calendar quarter. The Company feels that its line of credit is sufficient to meet the working capital requirements of the dating program.

BACKLOG

The backlogs of the Company's subsidiaries for uncompleted orders and contracts are presented below by industry segment. Generally, all orders and contracts in the backlogs at year end are completed during the following year. The backlogs are calculated based on firm orders and contracts received.

                                                 1995                1994
                                                 ----                ----
Industrial products                        $4,757,000          $3,874,000
Recreational products                       1,860,000           1,335,000
                                          -----------          ----------
                                           $6,617,000          $5,209,000
                                           ==========          ==========

PATENTS

The Company's subsidiaries hold various active United States and foreign patents related to their products, which expire at various times. The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon patent protection.

EMPLOYEES

The Company and its subsidiaries had approximately 570 employees at December 31, 1995. The number of employees varies primarily with market conditions. Approximately 11% of total employees are represented by a labor union under a contract expiring in 1996. The Company considers its labor relations to be satisfactory.

ENVIRONMENT

Compliance with Federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or the competitive position of the Company.

ITEM 2.       PROPERTIES

The following table describes the properties presently operated by the Company and its subsidiaries.

                                                                  Square
Company            Location                 Description          Footage
-------            --------                 -----------          -------
Cruising           Seattle, WA              Plant                  4,000
Force 10           Richmond, B.C.           Plant                 15,000
Gits               Creston, IA              Plant                 61,000
Glendinning        Conway, SC               Plant                  7,000
Guest              Meriden, CT              Plant                 30,000
Heart              Kent, WA                 Plant                 73,000
Marinco            Napa, CA                 Plant                 68,000
Multiplex          Brea, CA                 Plant                 35,000
Turner             Fairview Heights, IL     Plant                 52,000
Corporate          San Rafael, CA           Office                 2,000

Force 10, Gits, Glendinning, and Turner own their facilities. Cruising, Guest, Heart, Marinco, Multiplex, and the Company's corporate headquarters lease their facilities. The Company plans to relocate two subsidiaries to expanded plants in 1996. The remaining properties are considered adequate and suitable for their intended use.

ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal actions either for or against the Company or any of its subsidiaries.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol "VF." On December 6, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on March 12, 1996, to shareholders of record on March 1, 1996. Accordingly, all references to numbers of shares, per share amounts, stock option data, and market prices of the Company's common stock presented herein have been restated (see Note A to the Consolidated Financial Statements). The Company had approximately 500 shareholders on March 1, 1996.

The following table is based on the closing price as published by the AMEX.

                              1995                             1994
                      ---------------------           ---------------------
                          High      Low                   High        Low
First quarter           $13.083   $11.000               $10.250     $ 8.083
Second quarter           12.250    11.250                11.750       9.583
Third quarter            14.250    12.167                12.667      11.000
Fourth quarter           13.833    11.583                12.333      11.217

During 1995, the Company increased the regular quarterly dividend per share to $.0567, or $.227 annually, from $.05 or $.20 annually in 1994. In 1996, the Board of Directors increased the quarterly dividend to $.06 or $.24 annually. The first quarter cash dividend for 1996 was payable March 12, 1996, to shareholders of record on March 1, 1996.

ITEM 6.       SELECTED FINANCIAL DATA

The response to this Item is addressed in the "Five-Year Summary" which is included as a supplementary schedule to the Consolidated Financial Statements.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

The Company achieved record revenues in 1995 of $75 million, an increase of $9 million (13.8%) over 1994 revenues of $66 million. The recreational group sales increased 22.0% and the industrial group sales increased 5.6% over the prior year. The recreational group increase was due principally to the inclusion of Guest for a full year (acquired in June 1994). Without the inclusion of Guest, the recreational group revenues increased 13.7%, due principally to unit volume increases and only minor price increases.

Gross profits rose 12.1% due to the increased volume and the full year inclusion of Guest. The gross profit margin decreased slightly from 39.0% in 1994 to 38.5% in 1995.

Consolidated selling and administrative expenses rose 12.2% in 1995 over 1994 due to the increased volume and the inclusion of Guest for a full twelve months.

Interest expense increased 31.8 % due principally to the increase in debt used to acquire Guest.

1994 COMPARED TO 1993

1994 revenues of $66 million were up 24.0% over 1993 and were a record for the Company. The recreational group sales increased 32.9% and the industrial group sales increased 16.3% over the prior year. The acquisition of Guest contributed significantly to the 1994 increase in sales for the recreational group. The balance of the sales increase was due to unit volume increases with only minor price increases. The sales growth was fueled by new product development programs and by the continued strength in the marine industry.

Gross profits rose 24.1% due to the volume increases and the acquisition of Guest. The gross profit margin percentage remained the same from 1993 to 1994 at 39.0%.

Consolidated selling and administrative expenses rose 18.4% to $19.8 million in 1994 over 1993. The increase was principally attributable to the acquisition of Guest, increases in selling expenses which vary directly with sales, and increased engineering and research expenditures. In the second quarter of 1994, the Company recorded a nonrecurring charge of $130 thousand for moving expenses associated with the relocation of Marinco and AFI to a new facility.

Interest expense increased 70.8% to $914 thousand due principally to the increase in debt used to acquire Guest.

Other income (expense) includes a $450 thousand charge to write down a building held for sale to its estimated net realizable value.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operating activities increased from $2.2 million in 1994 to $4.6 million in 1995. This net $2.4 million increase is primarily due to the fact that the Company invested an additional $3.3 million in inventories during 1994 compared to $374 thousand in 1995, a difference of $2.9 million. The major investment in inventories during 1994 was necessitated by the sales growth in that year over 1993 (24%) and new product introductions.

The Company borrowed $11 million in June 1994 to purchase the assets of Guest for $6.5 million and to pay down short-term borrowings on the bank line of credit. This new debt requires annual principal payments of $1 million beginning in June 1996.

The Company had a bank line of credit of $6 million available and unused at December 31, 1995. The Company also had an advanceable term loan due June 30, 1998, providing for borrowings up to $3.5 million bearing interest at the prime rate plus 0.5%. This advanceable term loan is intended to be used to fund acquisitions. At December 31, 1995, $850 thousand was outstanding on this advanceable term loan.

The Company borrowed $850 thousand from certain officers and shareholders during the year at 1.25% over the current 90 day Treasury bill rate. This resulted in a savings of approximately 1.5% to 2.0% over comparable borrowings during the same periods at the prime rate on the bank line of credit.

The Company invested $2.9 million in plant and equipment during 1995, which is approximately 75% higher than depreciation charges during the year of $1.6 million. Management estimates that 1996 capital expenditures will be approximately $3.5 million, including approximately $1.25 million in expanded operating facilities for two subsidiaries.

The Company merged the operations of Marinco and AFI with both companies moving to a newly constructed facility on November 1, 1994. The facility was sold on January 18, 1995, to an unrelated party and leased back for a period of 15 years. The facility formerly occupied by AFI was sold in August 1995 for $242 thousand cash and a $600 thousand promissory note.

Approximately $600 thousand was used to pay cash dividends in 1995. On December 6, 1995, the Company's Board of Director's authorized a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on March 12, 1996, to shareholders of record on March 1, 1996. In conjunction with the stock split, the Company also adjusted the 1996 cash dividend rate to $.06 per share (see Note A to the Consolidated Financial Statements). The dividend rate for 1995 was $.0567 per share. The total dividend payments for 1996 are expected to be $650 thousand.

Management believes that cash flow from operations, the bank line of credit and the term credit facility will provide sufficient liquidity to fund working capital requirements, capital expenditures, potential business acquisitions, debt repayments, and dividends for the next twelve months.

EFFECTS OF INFLATION AND OTHER MATTERS

Inflation had little effect on revenues and related costs during 1995. Management anticipates that margins will be maintained at acceptable levels to minimize the effect of inflation, if any.

The Company has total interest bearing debt of approximately $13.75 million, of which one obligation of $11 million is long-term and bears interest at a fixed rate of 8.15%. Management believes that increases in short-term rates should not have a material adverse effect on the Company's 1996 results since there is relatively little exposure to short term rates.

Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

The Company is not aware of any significant environmental loss liabilities. Management believes product liabilities are adequately covered by general liability insurance.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.      DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table lists the names and ages of each of the directors and executive officers of the Company at December 31, 1995.

                                                                           Year First
                                        All Positions and Offices          Elected as
         Name                  Age          with the Company                Director
         ----                  ---          ----------------                --------
Martin J. Bloom                 65      Co-Chairman of the Board              1983
Theodore P. Desloge, Jr.        56      Co-Chairman of the Board              1983
David R. Brining                53      CEO, President, Director              1981
Phillip F. Dressel              59      Director                              1985
Dale J. Warner                  73      Director                              1983
Monica J. Burke                 44      Vice President of Finance,
                                        Secretary

Directors are elected at the annual meeting of the shareholders to serve for one year and until successors are elected and qualified. Officers are elected by the Board of Directors immediately following the annual meeting of shareholders and serve until their successors are elected and qualified.

Mr. Bloom has been a Director of the Company since 1983, Co-Chairman of the Board since 1984, and is a Director for most of the Company's subsidiaries. He is a past Director and Chairman of the Board of Park 'N Fly, Inc., an operator of off-airport parking services.

Mr. Desloge has been a Director of the Company since 1983 and Co-Chairman of the Board since 1984. He is a past Director and President of Park 'N Fly, Inc.

Mr. Brining has been President, CEO, and a Director of the Company since 1981. He has served as a Director or Chairman of each of the Company's subsidiaries since their acquisition.

Mr. Dressel has been a Director of the Company since 1985. He was Chairman of the Board and President of Consolidated Flavor Corporation, a privately held flavoring business located in St. Louis, Missouri.

Mr. Warner has been a Director of the Company since 1983. He was a Director of Gits Bros. Mfg. Co. for more than six years.

Ms. Burke has served as Vice President of Finance since 1988.

ITEM 11.      EXECUTIVE COMPENSATION

The following table shows certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officer of the Company whose compensation exceeds $100,000 (Named Executives):

SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                       Annual Compensation                             Compensation
                                       -------------------                             ------------
     Name and           Fiscal                                      Other Annual                          All Other
Principal Position       Year         Salary          Bonus       Compensation(1)        Options        Compensation(2)
------------------       ----         ------          -----       ---------------        -------        ---------------
David R. Brining,       1995         $276,317       $135,725         $6,600                   0             $17,073
CEO(3)                  1994          254,817        190,500          5,351              75,000              16,489
                        1993          240,750         63,500          4,563                   0              21,005

Monica J. Burke,        1995          109,667         31,500              0                   0              13,514
Vice President          1994          105,667         40,800              0                   0              11,339
Finance(3)              1993          101,417         20,700              0                   0              10,899


(1) In August, 1987 and incident to the relocation of the corporate headquarters from St. Louis, Missouri to San Rafael, California, the Company accepted a $75,000 demand, non-interest bearing note from Mr. Brining. The amounts included under Other Annual Compensation represent interest calculated at the prime rate on the demand note.
(2)  Represents amounts contributed to the Company's two profit sharing plans.
(3) Mr. Brining and Ms. Burke also serve as officers of each of the Company's subsidiaries.

There are no employment contracts or termination agreements with Named
Executives.

AGGREGATED OPTION(1) EXERCISES IN 1995 AND YEAR-END OPTION VALUES

                                                                                                     Value of Unexercised,
                                                             Number of Unexercised                       In the Money
    Named                Shares                             Options Held at Year End              Options Held at Year End(2)
                       Acquired On         Value            ------------------------              ---------------------------
  Executives            Exercise         Realized       Exercisable        Unexercisable       Exercisable        Unexercisable
  ----------            --------         --------       -----------        -------------       -----------        -------------
David R. Brining             0            $     0           18,750             56,250             $ 9,431             $28,294

Monica J. Burke          4,500             22,110            6,750                  0              45,583                   0


(1) The Company has no plans pursuant to which stock appreciation rights (SARs) may be granted.
(2) Value of unexercised "in the money" options is the difference between the market price of the Common Stock on December 31, 1995 ($11.583 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

OPTION GRANTS IN 1995

None to Named Executives.

DIRECTORS' COMPENSATION

The Company entered into consulting agreements with Messrs. Bloom and Desloge in 1983. Pursuant to the terms of the agreements, Messrs. Bloom and Desloge are to provide the Company with advice on any corporate acquisitions, retention of corporate assets, evaluation of key personnel, evaluation of the operations of subsidiaries, supervision of new product development, and general strategic planning. The agreements are renewable annually on December 31 with the consulting fee for the succeeding year set at that time. The Company agreed to a fee of $81,250 for Mr. Bloom for 1995 due to his increased contributions to the Company. The Company agreed to a fee of $50,000 for Mr. Desloge for 1995. The Company has also retained Mr. Warner in a consulting role for a fee of $8,400 which is renewable each year. In addition, the Company generally pays directors $500 for each board meeting attended.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth, as of March 1, 1996, the information with respect to the beneficial ownership of the Company's common stock by each of the Company's directors and officers and each stockholder known by the Company to beneficially own more than 5% of the outstanding common stock.

                             Number of Shares
Beneficial Owner           Beneficially Owned(1)           Percent
----------------           ---------------------           -------
Martin J. Bloom                 497,452(2)                  18.65%
                                126,852(3)                  4.76%

Theodore P. Desloge, Jr.        538,327                     20.18%
                                126,852(3)                  4.76%

David R. Brining                258,975(4)                  9.64%

Phillip F. Dressel              79,049(5)                   2.96%

All directors and
officers as a group             1,638,007(6)                60.82%

FMR Corporation
82 Devonshire Street
Boston, MA  02109               223,500(7)                  8.38%

(1) Except as otherwise noted, each person has sole voting and investment power with respect to the shares listed subject to community property laws where applicable.

(2) Does not include 15,000 shares (.56%) owned by Mr. Bloom's wife with respect to which Mr. Bloom disclaims beneficial ownership.

(3) Represents shares owned by Bloom & Desloge Enterprises, Inc., a corporation in which Messrs. Bloom and Desloge are each 50% stockholders. Bloom & Desloge Enterprises, Inc. owns a total of 253,704 shares of common stock.

(4) Includes options to purchase 18,750 shares at $11.08 per share. Does not include 1,425 shares (.05%) owned by Mr. Brining's wife with respect to which Mr. Brining disclaims beneficial ownership.

(5) Represents shares deposited under trust agreements for the benefit of Mr. Dressel.

(6) Includes options to purchase 6,750 shares at $4.83 per share purchasable by an officer. In addition to the disclaimed shares described in (2) and
     (4) above, does not include 5,400 shares (.20%) held in trust by Mr. Warner's wife with respect to which Mr. Warner disclaims beneficial ownership.

(7) Based solely upon a Schedule 13G dated February 14, 1996. Of the 223,500 shares shown as beneficially owned by FMR Corporation, 223,500 are beneficially owned by Fidelity Management Research Company ("Fidelity Research"), a wholly-owned subsidiary of FMR Corporation and investment advisor of several investment companies. FMR Corporation and its chairman, Edward C. Johnson 3rd, each has sole power to dispose of the shares owned by Fidelity Research, but neither FMR Corporation nor Mr. Johnson has the sole power to vote or to direct the voting of such shares.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1987 and incident to the relocation of the corporate headquarters from St. Louis, Missouri to San Rafael, California, the Company accepted a $75,000 demand, non-interest bearing note from Mr. Brining, the President and CEO of the Company.

During 1995, the Company paid consulting and directors' fees to members of its Board of Directors totaling approximately $142,000.

Since March 1994, the Company has borrowed a total of $950,000 from certain officers, shareholders, and directors. The borrowings are evidenced by short-term notes that have original maturities of 13 weeks from the date of issuance and can be renewed. In January 1996, the five notes totaling $850,000 at December 31, 1995, were renewed with interest rates ranging from 6.34% to 6.42% and each matures in April 1996.

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K FINANCIAL STATEMENTS

Certain documents filed as part of the Form 10-K:

The response to this portion of Item 14 is submitted as a separate section of this report.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules required by Regulation S-X:

The response to this portion of Item 14 is submitted in a separate section of this report.

EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit                                            Page Number or Incorporated
Number     Description                             by Reference to
------     -----------                             ---------------
3          Articles of Incorporation and By-       Exhibit 3 to Report on Form 10-K for
           laws                                    the year ended December 31, 1985

10.1       Agreement dated October 15,             Exhibit to Report on Form 8-K dated
           1984, by and between Concord            October 15, 1984
           Homes, Inc., Valley Forge
           Corporation, and Fischer &
           Frichtel, Inc.


10.2       Incentive Stock Option                  Exhibit 10.6 to Report on Form 10-K
           Agreement dated as of April 1,          for the year ended December 31, 1984
           1982

10.3       Amendment No. 1 to Valley               Exhibit 10.6 to Report on Form 10-K
           Forge Corporation Incentive             for the year ended December 31, 1984
           Stock Option Agreement dated
           April 1, 1982

10.4       Amendment No. 1 to Valley               Exhibit 10.6 to Report on Form 10-K
           Forge Corporation Incentive             for the year ended December 31, 1984
           Stock Option Agreement dated
           December 30, 1981

10.5       Note Purchase Agreement with            Exhibit to Report on Form 8-K, dated
           Northwestern National Life              September 23, 1986
           Insurance Company, The North
           Atlantic Life Insurance Company
           of America, and CU Life
           Insurance Company of New York

10.6       Agreement involving the                 Exhibit to Report on Form 8-K, dated
           acquisition of American Foreign         February 23, 1987
           Industries, Inc.

10.7       Agreement involving the                 Exhibit to Report on Form 8-K, dated
           divestiture of U.S. Emulsifiers,        June 30, 1987
           Inc.

10.8       Asset Purchase Agreement                Exhibit to Report on Form 8-K dated
           involving the sale of the assets of     June 22, 1990
           Gits Bros. Mfg. Co.

10.9       Agreement for Purchase and Sale         Exhibit to Report on the Form 8
           of Stock of Multiplex                   Amendment dated April 19, 1991 to the
           Technology, Inc.                        Form 8-K dated February 4, 1991

10.10      Agreement for Purchase of the           Exhibit to Report on the Form 8
           Assets of The Guest Company,            Amendment dated August 10, 1994 to
           Inc.                                    the Form 8-K dated June 1, 1994

11         Computation of Net Income Per           Page 17
           Share

16.1       Letter regarding change in              Exhibit to Report on Form 8-K, dated
           certifying accountant                   November 27, 1989

16.2       Amendment No. 1 to letter               Exhibit to Report on Form 8, dated
           regarding change in certifying          December 15, 1989
           accountant

22         Listing of Significant Subsidiaries     Page 18

24         Consent of Independent                                 Page 19
           Accountants

                                                                      EXHIBIT 11

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)

                                                   1995                            1994                           1993
                                          -----------------------        -----------------------         ---------------------
                                                           Fully                          Fully                         Fully
                                          Primary         Diluted        Primary         Diluted         Primary       Diluted
                                          -------         -------        -------         -------         -------       -------
Net income                                 $3,366          $3,366         $2,817          $2,817          $2,115        $2,115
                                           ======          ======         ======          ======          ======        ======

Weighted average common shares
     outstanding                            2,662           2,662          2,615           2,615           2,528         2,528

Common equivalent shares                       70              73             78              83              94           104
                                           ------          ------         ------          ------          ------        ------

Weighted average common shares
     and common equivalent shares
     outstanding                            2,732           2,735          2,693           2,698           2,622         2,632
                                           ======          ======         ======          ======          ======        ======

Net income per share                        $1.23           $1.23          $1.05           $1.05            $.81          $.81
                                           ======          ======         ======          ======          ======        ======

                                                                      EXHIBIT 22

                            VALLEY FORGE CORPORATION
                      LISTING OF SIGNIFICANT SUBSIDIARIES

                                            State or Other         Percentage
                                            Jurisdiction of         Owned by
                                             Incorporation         Registrant
                                             -------------         ----------
Atlantic Guest, Inc.                           Delaware                86%

Gits Manufacturing Company, Inc.               Delaware               100%

Heart Interface Corporation                   Washington              100%

Marine Industries Company, Inc.               California              100%

Multiplex Technology, Inc.                    California               66%

Turner Electric Corporation                    Illinois               100%

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Valley Forge Corporation and Subsidiaries on Form S-8 (File No. 33-50250) of our reports dated March 1, 1996, on our audits of the consolidated financial statements and financial statement schedule of Valley Forge Corporation and Subsidiaries as of December 31, 1995, and 1994, and for the years ended December 31, 1995, 1994, and 1993, which reports are included in this Annual Report on Form 10-K.


Coopers & Lybrand LLP
Oakland, California
March 26, 1996

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                     INDEX

                                                                          PAGE
                                                                          ----
FINANCIAL STATEMENTS:

     Report of Independent Accountants                                     21

     Consolidated Statements of Income for the three years ended
         December 31, 1995                                                 22

     Consolidated Balance Sheets at December 31, 1995 and 1994             23

     Consolidated Statements of Stockholders' Equity for the three
         years ended December 31, 1995                                     24

     Consolidated Statements of Cash Flows for the three years ended
         December 31, 1995                                                 25

     Notes to Consolidated Financial Statements                            26

QUARTERLY FINANCIAL DATA                                                   38

SELECTED FINANCIAL DATA - Five-Year Summary                                39

FINANCIAL STATEMENT SCHEDULES:

     Report of Independent Accountants                                     40

     Valuation and Qualifying Accounts and Reserves (Schedule II)          41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
         Stockholders of Valley Forge Corporation:

We have audited the accompanying consolidated balance sheets of Valley Forge Corporation and Subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Forge Corporation and Subsidiaries as of December 31, 1995, and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Coopers & Lybrand LLP
Oakland, California
March 1, 1996

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended December 31, 1995, 1994, and 1993
                    (in thousands, except per share amounts)

                                                        1995              1994             1993
                                                        ----              ----             ----
REVENUES                                               $75,128          $66,036          $53,256

Costs and expenses:
   Cost of goods sold                                   46,225           40,261           32,487
     Selling and administrative                         22,164           19,754           16,690
                                                       -------          -------          -------

         OPERATING INCOME                                6,739            6,021            4,079

Other income (expense):
     Interest expense                                   (1,205)            (914)            (535)
     Interest income                                        54               14               11
     Other, net                                             (3)            (427)             179
                                                       -------          -------          -------

          INCOME BEFORE INCOME TAXES
             AND MINORITY INTERESTS                      5,585            4,694            3,734

Income taxes                                             2,111            1,762            1,456
Minority interests                                         108              115              163
                                                       -------          -------          -------

NET INCOME                                             $ 3,366          $ 2,817          $ 2,115
                                                       =======          =======          =======


NET INCOME PER SHARE                                   $  1.23          $  1.05          $   .81
                                                       =======          =======          =======


Weighted average shares outstanding                      2,732            2,693            2,622
                                                       =======          =======          =======


   The accompanying notes are an integral part of these financial statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                      (in thousands, except share amounts)

                                                                  1995       1994
                                                                  ----       ----
ASSETS
CURRENT ASSETS
Cash and equivalents                                           $     34    $   --
Accounts receivable, less allowance of $211 in 1995 and $151
     in 1994                                                     10,349       9,535
Inventories, less allowance of $533 in 1995 and $373 in 1994     16,310      15,653
Other current assets                                              1,605       3,922
                                                               --------    --------
         Total current assets                                    28,298      29,110

Property, plant, and equipment, net                               7,854       6,483
Goodwill, net of accumulated amortization of $4,353 in 1995
     and $3,533 in 1994                                          13,431      13,851
Building held for sale                                             --           901
Other assets                                                      1,158         600
                                                               --------    --------
                                                               $ 50,741    $ 50,945
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans and notes payable                                        $    850    $  5,583
Current portion of long-term debt                                 1,419         143
Accounts payable and accrued expenses                             5,476       5,347
                                                               --------    --------
Total current liabilities                                         7,745      11,073

Long-term debt                                                   11,484      11,383
Deferred income taxes                                               855         828
                                                               --------    --------
Total liabilities                                                20,084      23,284
                                                               --------    --------
Minority interests                                                1,423       1,322
                                                               --------    --------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.50 par value, authorized 15,000,000 shares,
     issued 2,795,940 shares in 1995 and 1994                     1,398       1,398
Capital in excess of par value                                    8,443       8,403
Cumulative foreign currency translation adjustment                 (156)       (192)
Retained earnings                                                20,476      17,714
Less treasury stock, at cost, 129,707 shares in 1995 and
     141,707 shares in 1994                                        (927)       (984)
                                                               --------    --------
                                                                 29,234      26,339
                                                               --------    --------
                                                               $ 50,741    $ 50,945
                                                               ========    ========

   The accompanying notes are an integral part of these financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 1995, 1994, and 1993
                      (in thousands, except share amounts)

                                                      Common Stock
                                              --------------------------
                                                  Shares                    Capital in   Cumulative
                                               Issued and                   Excess of    Translation     Retained      Treasury
                                              Outstanding(a)      Amount    Par Value    Adjustment      Earnings       Stock
                                              --------------      ------    ---------    ----------      --------       -----
Balances at December 31, 1992                   2,490,358         $1,398      $8,006       $ (57)         $13,814      $(1,690)

Net income                                           --             --          --          --              2,115         --
Cash dividends, $.20 per share                       --             --          --          --               (506)        --
Foreign currency translation
      adjustment                                     --             --          --           (55)            --           --
Purchase of treasury stock                        (31,500)          --          --          --               --           (200)
Exercise of stock options                          55,500           --           101        --               --            237
Other                                                --             --            39        --               --           --
                                                ---------         ------      ------       -----          -------      -------

Balances at December 31, 1993                   2,514,358          1,398       8,146        (112)          15,423       (1,653)

Net income                                           --             --          --          --              2,817         --
Cash dividends, $.20 per share                       --             --          --          --               (526)        --
Foreign currency translation
      adjustment                                     --             --          --           (80)            --           --
Exercise of stock options                         139,875           --           250        --               --            669
Other                                                --             --             7        --               --           --
                                                ---------         ------      ------       -----          -------      -------

Balances at December 31, 1994                   2,654,233          1,398       8,403        (192)          17,714         (984)


Net income                                           --             --          --          --              3,366         --
Cash dividends, $.227 per share                      --             --          --          --               (604)        --
Foreign currency translation
      adjustment                                     --             --          --            36             --           --
Exercise of stock options                          12,000           --            40        --               --             57
                                                ---------         ------      ------       -----          -------      -------

Balances at December 31, 1995                   2,666,233         $1,398      $8,443       $(156)         $20,476      $  (927)
                                                =========         ======      ======       =====          =======      =======

(a)Restated to reflect stock split (see Note A).



   The accompanying notes are an integral part of these financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994, and 1993
                                 (in thousands)


                                                                             1995        1994        1993
                                                                             ----        ----        ----
OPERATING ACTIVITIES
Net income                                                                $  3,366    $  2,817    $  2,115
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                            1,644       1,427       1,162
     Amortization                                                              914         837         598
     Loss on building held for sale                                             77         450        --
     Deferred taxes                                                            (31)       (182)        (39)
     Minority interests                                                        108         115         163
     Other                                                                     (62)         (9)          9
     Changes in assets and liabilities, net of
        businesses acquired:
            Accounts receivable                                               (814)       (847)     (2,358)
            Inventories                                                       (374)     (3,276)     (2,343)
            Other current assets                                              (386)         92          49
            Accounts payable and accrued expenses                              185         792         833
                                                                          --------    --------    --------
         Net cash provided by operating activities                           4,627       2,216         189
                                                                          --------    --------    --------

INVESTING ACTIVITIES
Additions to property, plant, and equipment                                 (2,878)     (2,363)     (1,908)
Constructed facility                                                           (46)     (2,715)       --
Proceeds from sale of constructed facility                                   2,821        --          --
Proceeds from building held for sale                                           242        --          --
Businesses acquired in purchase transactions,
         net of cash acquired                                                 (876)     (6,574)       (249)
Other                                                                            7          20           7
                                                                          --------    --------    --------
Net cash used for investing activities                                        (730)    (11,632)     (2,150)
                                                                          --------    --------    --------

FINANCING ACTIVITIES
Net borrowings (repayments) on line of credit agreement                     (2,942)     (3,058)      3,672
Principal payments on long-term debt                                          (188)     (1,871)     (1,832)
Proceeds from long-term debt                                                 1,565      11,000         430
Net proceeds (repayments) of construction loans                             (1,941)      1,941        --
Net proceeds from short-term notes payable                                     150         700        --
Dividends paid                                                                (604)       (526)       (506)
Stock options exercised                                                         97         919         338
Other                                                                         --           311        (141)
                                                                          --------    --------    --------
Net cash provided by (used for) financing activities                        (3,863)      9,416       1,961
                                                                          --------    --------    --------

INCREASE IN CASH AND EQUIVALENTS                                                34        --          --
Cash and equivalents at beginning of year                                     --          --          --
                                                                          --------    --------    --------
Cash and equivalents at end of year                                       $     34    $   --      $   --
                                                                          ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Valley Forge Corporation and all its majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported results of operations. Actual results could differ from these estimates.

STOCK SPLIT
On December 6, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend distributed on March 12, 1996, to stockholders of record on March 1, 1996. Accordingly, all references in the financial statements to numbers of shares, per share amounts, stock option data, and market prices of the Company's common stock have been retroactively restated. In addition, $444,000 representing the par value of the additional shares issued has been reclassified from Capital in Excess of Par Value to Common Stock.

CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost for certain inventories in the industrial group segment is determined using the last-in, first-out (LIFO) method. The cost of all other inventories is determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment is stated at cost. Depreciation is primarily provided by the straight-line method over the estimated useful lives of the various assets. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL
Goodwill is stated at cost and is amortized on a straight-line basis over various periods ranging from fifteen to forty years. The Company periodically evaluates the recoverability of its goodwill by comparing the aggregate estimated future cash flows generated by those assets with their carrying value. If the carrying value exceeds the aggregate cash flow amount, goodwill would be reduced accordingly.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's foreign operation are translated at year end exchange rates while the income statement accounts are translated using an average exchange rate for the year. Translation adjustments arising from the translation of foreign assets and liabilities into U.S. dollars are recorded as a separate component of stockholders' equity.

INCOME TAXES
The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NET INCOME PER SHARE
Net income per share is based on the weighted average number of common shares and equivalents outstanding during the year. There is no difference between primary and fully diluted net income per share for the years presented.

CONCENTRATION OF CREDIT RISK
The Company sells its recreational and industrial products to original equipment manufacturers, dealers, and distributors located in the United States and throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

FINANCIAL STATEMENT RECLASSIFICATION AND PRESENTATION
Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

NOTE B - INVENTORIES

Inventories consist of the following at December 31 (in thousands):

                                            1995                1994
                                            ----                ----
Raw materials                            $  8,617            $  8,292
Work-in-process                             2,455               2,274
Finished goods                              5,238               5,087
                                         --------             -------
                                          $16,310             $15,653
                                         ========             =======

At December 31, 1995 and 1994, inventories of approximately $13,715,000 and $13,004,000, respectively, were valued using the FIFO method. Inventories of approximately $2,595,000 and $2,649,000 were valued using the LIFO method at December 31, 1995 and 1994, respectively. The replacement cost of LIFO inventories exceeds the LIFO value by approximately $333,000 and $151,000 at December 31, 1995 and 1994, respectively.

NOTE C - PROPERTY, PLANT, AND EQUIPMENT

At December 31, 1995 and 1994, property, plant, and equipment consist of the following (in thousands):

                                          1995           1994
                                          ----           ----
Land                                  $    495        $    329
Buildings                                2,506           1,972
Machinery and equipment                 13,276          11,786
Furniture and fixtures                   2,814           2,303
Leasehold improvements                     303             184
Construction in progress                  --               234
                                      --------        --------
                                        19,394          16,808
Less accumulated depreciation
  and amortization                     (11,540)        (10,325)
                                      --------        --------
                                      $  7,854        $  6,483
                                      ========        ========


NOTE D - BUILDING HELD FOR SALE

In 1994, the Company decided to sell a building that was used in its operations. In 1994, a reserve of $450,000 for the write-down of the building to its estimated net realizable value was included in "Other expense, net." In August 1995, the building was sold for $242,000 cash and a $600,000 promissory note.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 1995 and 1994, accounts payable and accrued expenses consist of the following (in thousands):

                                         1995           1994
                                         ----           ----
Accounts payable                        $2,265         $2,182
Wages, salaries, and benefits            1,426          1,417
Other accrued expenses                   1,785          1,732
Federal and state taxes payable           --               16
                                        ------         ------
                                        $5,476         $5,347
                                        ======         ======

NOTE F - LONG-TERM DEBT

At December 31, 1995 and 1994, long-term debt consists of the following (in thousands):

                                                                 1995              1994
                                                                 ----              ----
Notespayable to financial institutions, 8.15%, annual
     principal payments of $1,000 from June 1996
     through June 2006                                        $ 11,000          $ 11,000
Advanceable term loan, quarterly payments of $75
     (see Note G) through June 1998                                850              --
Mortgages                                                          835               389
Other                                                              218               137
                                                              --------          --------
                                                                12,903            11,526

Less current maturities                                         (1,419)             (143)
                                                              --------          --------
                                                              $ 11,484          $ 11,383
                                                              ========          ========

Annual maturities of long-term debt are: $1,419,000 in 1996; $1,433,000 in 1997; $1,726,000 in 1998; $1,138,000 in 1999; $1,062,000 in 2000; and
$6,125,000 thereafter.

The Company's notes payable to financial institutions agreement contains covenants which require the maintenance of certain financial ratios and maintenance of consolidated net worth, as defined, at $18,000,000.

The Company has two mortgage loans collateralized by operating facilities. The mortgages require monthly payments of principal and interest totaling $14,000 and bear interest of 7% and 9%.

At December 31, 1995, the carrying value of long-term debt approximates fair value based on rates currently available to the Company for debt with similar characteristics.

NOTE G - LOANS AND NOTES PAYABLE

On June 15, 1995, the Company entered into a bank credit agreement for an advanceable term loan with borrowings up to $3,500,000 and a revolving credit note with borrowings up to $6,000,000. The revolving credit note bears interest at 0.5% under the bank's prime rate and the advanceable term loan bears interest at 0.5% above the bank's prime rate. At December 31, 1995, the balance outstanding under the revolving credit note was zero and the balance outstanding under the advanceable term loan was $850,000 (see Note F). The bank's prime rate was 8.5% at December 31, 1995. This bank credit agreement requires the maintenance of certain financial ratios, as well as minimum capital requirements, at specified levels.

Since March 1994, the Company has borrowed a total of $950,000 from certain officers, shareholders, and directors. The borrowings are evidenced by short-term notes that have original maturities of 13 weeks from the date of issuance and can be renewed. At December 31, 1995, the borrowings outstanding under the notes totaled $850,000 at interest rates ranging from 6.63% to 6.7%.

The weighted average interest rate on the above revolving credit note and short-term notes during 1995 was 8.30%.

In January 1995, the Company repaid a construction loan of $1,728,000 using the proceeds from the sale of the constructed facility. A subsidiary has leased back the facility for a 15-year period.

In 1994, a construction loan was obtained to fund expansion of an existing facility. The construction loan was repaid using the proceeds from a mortgage loan obtained in May 1995.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is self-insured for medical claims up to $40,000 per claim and dental claims up to $1,000 per claim. At December 31, 1995 and 1994, accrued medical and dental expenses were $55,000 and $90,000, respectively.

Commitments under non-cancelable operating leases are $742,000 in 1996, $722,000 in 1997, $734,000 in 1998, $741,000 in 1999, $433,000 in 2000, and
$2,558,000 thereafter. Rental expense for operating leases for the years ended December 31, 1995, 1994, and 1993 was $843,000, $633,000, and $424,000,
respectively.

NOTE I - RETIREMENT PLANS

The Company sponsors a profit sharing plan for all non-union employees at several subsidiaries. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. Profit sharing expense for this plan for 1995, 1994, and 1993 was approximately $ 180,000, $175,000, and $167,000, respectively.

The Company has a 401(k) plan which covers all employees at domestic locations in which the Company has an ownership interest in excess of 80%. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company. Employer contributions to the plan were approximately $273,000, $211,000, and $196,000, in 1995, 1994, and 1993, respectively.

In May 1993, Multiplex Technology, Inc. (Multiplex) adopted a 401(k) plan which covers all of their employees. Multiplex's contributions to the plan are discretionary and totaled approximately $19,000, $12,000, and $18,000 in 1995, 1994, and 1993, respectively.

Gits Manufacturing Corporation (Gits) has a noncontributory defined benefit pension plan (the "Plan") covering its union employees retiring after August 1, 1993. Pension benefits are based on a multiple of a fixed amount per month and years of service, as defined in the union agreement. Benefits generally vest over a seven-year period. Gits funds the Plan under the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") of 1974. The assets of the Plan are managed and invested by an insurance company.

The funded status of the Plan and the components of net periodic defined benefit pension cost are set forth in the following table. The rates used in determining the actuarial present value of the benefit obligations at December 31 were (i) discount rate - 6.0% in 1995 and 7.75% in 1994, and (ii) the expected long-term rate of return on assets - 8.75% in both 1995 and 1994. Benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the estimated obligations below (in thousands).

                                                             1995         1994
                                                             ----         ----
Actuarial present value of benefit obligations:
      Vested benefits                                       $(784)       $(581)
      Nonvested benefits                                      (67)         (91)
                                                            -----        -----
Accumulated and projected
   benefit obligations (ABO and PBO)                         (851)        (672)
Plan assets at fair value                                     929          734
                                                            -----        -----
Plan assets in excess of ABO and PBO                           78           62
Prior service cost not yet recognized
   in net periodic pension cost                                47           51
Unrecognized net loss                                         (98)         (88)
Unrecognized net asset being
   amortized over 13.7 years                                  (28)         (30)
                                                            -----        -----
Accrued pension cost                                        $  (1)       $  (5)
                                                            =====        =====

Net pension cost included the following components:
      Service cost                                          $  27        $  31
      Interest                                                 51           43
      Actual return on plan assets                           (204)           6
      Net amortization and deferral                           141          (75)
                                                            -----        -----
Net pension cost                                            $  15        $   5
                                                            =====        =====

NOTE J - STOCK OPTION PLAN

The Company has a nonqualified stock option plan for key employees. Under the plan, options are granted at prices not less than the fair market value of the stock on the date of grant. The options expire not more than seven years from the date of grant and generally vest over four years.

Activity under the stock option plan follows:

                                                            Optioned Shares
                                       Options        ---------------------------
                                      Available         Number         Price per
                                      for Grant       of Options         Share
                                      ---------       ----------       ---------
Balances, December 31, 1992             89,250         360,000        $4.79-$7.75

Options granted                        (58,500)         58,500         7.83- 8.00
Options lapsed                          14,250         (14,250)              4.83
Options expired                         75,000         (75,000)               (a)
Options exercised                         --           (55,500)        4.79- 4.83
                                       -------        --------        -----------
Balances, December 31, 1993            120,000         273,750         4.79- 8.00

Options granted                        (90,000)         90,000              11.08
Options exercised                         --          (139,875)        4.79- 7.75
                                       -------        --------        -----------
Balances, December 31, 1994             30,000         223,875         4.79-11.08

Options granted                        (30,000)         30,000              12.00
Options exercised                         --           (12,000)        4.83- 7.75
                                       -------        --------        -----------
Balances, December 31, 1995               --           241,875        $4.79-12.00
                                       =======        ========        ===========


(a) The options that expired during 1993 were exercisable at fair market value at the date of exercise.

At December 31, 1995, there were 115,125 options exercisable.

NOTE K - RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the years ended December 31, 1995, 1994, and 1993 was approximately $1,731,000, $1,424,000, and $1,101,000, respectively.

NOTE L - ACQUISITIONS

On June 1, 1994, Atlantic Guest, Inc. (Guest), a newly formed subsidiary of Valley Forge Corporation, acquired substantially all of the assets of The Guest Company, Inc. for a purchase price of approximately $6.5 million in cash and the assumption of certain liabilities totaling $392,000. Guest, located in Meriden, Connecticut, is a manufacturer of marine products including battery chargers, battery switches, and lighting products. The purchase price in excess of net tangible assets acquired, approximately $4.6 million, has been recorded as goodwill and is being amortized over 15 years.

Guest is owned 86% by the Company and 7% each by two officers of the subsidiary. In connection with the formation of Guest, each officer issued a note due to the Company for $150,500 which bears interest at 8.15% and is due May 31, 1997. The notes and accrued interest totaling approximately $315,000 are secured by Guest stock and are therefore recorded as a reduction of minority interest. The Company entered into an agreement with the officers whereby the officers may require the Company to purchase their shares of stock at book value. The Company's total purchase obligation shall not exceed $75,000 in any twelve-month period. The Company also has right of first refusal to buy the officers' stock.

The Company's results of operations include the results of Guest since June 1, 1994. The unaudited pro forma results of operations had this acquisition occurred on January 1, 1993, are as follows (in thousands, except per share amounts).

                                    1994                    1993
                                    ----                    ----
Revenues                          $68,259                 $58,019
Net income                          2,738                   1,973
Per share net income                 1.02                     .75


The pro forma financial data reflects adjustments for amortization of goodwill and the additional interest expense that would have been incurred on the related increase in debt.

In connection with the Company's acquisition of a 66% ownership interest in Multiplex in 1991, the Company entered into an agreement with all Multiplex common stock and option holders whereby they may require the Company to purchase their shares of Multiplex up to a maximum of $200,000 a year. Under certain circumstances, the Company may have an obligation to purchase all of the then outstanding common stock of Multiplex. The Multiplex stock is valued at the time of purchase based on an earnings formula. As of December 31, 1995, the total purchase obligation would be approximately $1,800,000. Under these agreements the Company has purchased a total of 11,168 shares for approximately $162,000.

Since 1993, the Company has invested $1,087,000 in product line and other business acquisitions.

NOTE M - INCOME TAXES

The components of provision for income taxes for the years ended December 31, 1995, 1994, and 1993 are as follows (in thousands):

                              1995          1994          1993
                              ----          ----          ----
Federal
     Current                $ 1,923       $ 1,653       $ 1,269
     Deferred                   (65)         (126)          (31)
                            -------       -------       -------
                              1,858         1,527         1,238
                            -------       -------       -------

State
     Current                    213           279           251
     Deferred                    34           (56)           (8)
                            -------       -------       -------
                                247           223           243
                            -------       -------       -------

Foreign
     Current                      6            12          --
     Deferred                  --            --             (25)
                            -------       -------       -------
                                  6            12           (25)
                            -------       -------       -------
                            $ 2,111       $ 1,762       $ 1,456
                            =======       =======       =======


The components of deferred income taxes as of December 31, 1995 and 1994 are as follows (in thousands):

                                                   1995             1994
                                                   ----             ----
Deferred income tax liabilities:
      Property, plant, and equipment            $   750          $   832
      LIFO reserve                                  242              242
      Other                                         168              187
                                                -------          -------
                                                  1,160            1,261
                                                -------          -------

Deferred income tax assets:
      Tax net operating loss and credit
         carryforwards                             (237)            (260)
      Inventory basis differences                  (277)            (275)
      Accrued expenses                             (396)            (442)
      Other                                        (150)            (138)
                                                -------          -------
                                                 (1,060)          (1,115)
Valuation allowance                                 237              224
                                                -------          -------
                                                   (823)            (891)
                                                -------          -------
Net deferred income tax liability                   337              370
Deferred income taxes included in other
      current assets                                518              458
                                                -------          -------
Long-term deferred income tax liability         $   855          $   828
                                                =======          =======

The Company has Canadian tax net operating loss carryforwards of approximately $207,000 and Canadian research and development expense carryforwards of approximately $265,000 available to offset future Canadian taxable income. The net operating loss carryforwards will expire in the years 2000 and 2002. The research and development expense carryforwards have no expiration period. The Company also has Canadian research and development credit carryforwards totaling approximately $53,000 available to offset future Canadian taxable income. These credits expire in various years from 2000 through 2005.

The valuation allowance for deferred income tax assets relates to the realizability of tax net operating loss, research and development expense, and tax credit carryforwards by the Company's Canadian subsidiary. The net change in the valuation allowance during 1995 was $13,000.

For the year ended December 31, 1995, the Company utilized pre-acquisition net operating loss and general business credit carryforwards. The associated benefits of $25,000 were reflected as a reduction of goodwill. For the year ended December 31, 1994, there was no utilization of pre-acquisition net operating loss or general business credit carryforwards.

The differences between the statutory and effective tax rates on income are as follows:

                                                             1995        1994        1993
                                                             ----        ----        ----
U.S. Federal statutory rate                                  34.0%       34.0%       34.0%
Nondeductible items, primarily goodwill
     amortization                                             2.9         3.1         3.6
State income taxes, less Federal benefit                      2.4         2.9         4.5
Utilization of net operating losses and credits              (1.8)       (2.1)       (3.2)
Other, net                                                    0.3        (0.4)        0.1
                                                             ----        ----        ----
                                                             37.8%       37.5%       39.0%
                                                             ====        ====        ====

NOTE N - RELATED PARTY TRANSACTIONS

The Company pays consulting and director fees to its Board of Directors. These fees amounted to $142,000 in 1995, $160,000 in 1994, and $110,000 in 1993.

At both December 31, 1995 and 1994, there was a non-interest bearing demand note due from an officer of $75,000. This note arose due to relocation and is classified as a noncurrent other asset.

NOTE O - SEGMENT INFORMATION

The Company operates in two business segments: the industrial group, which includes the manufacture and sale of turbo-charger actuators, lubricating devices for machinery and equipment, high performance video signal distribution equipment, specialty wiring device products, and high voltage switches; and the recreational group, which includes the manufacture and sale of marine and recreational accessories.

Revenues consist of sales to unaffiliated customers. No general corporate expenses, interest expense, interest income, or other income, net, have been allocated to the operating income of either industry segment. Financial information by industry segment for each of the three years in the period ended December 31, 1995 follows (in thousands):

                                    1995              1994            1993
                                    ----              ----            ----
REVENUES
Industrial group                    $ 35,142        $ 33,266        $ 28,595
Recreational group                    39,986          32,770          24,661
                                    --------        --------        --------
Total                               $ 75,128        $ 66,036        $ 53,256
                                    ========        ========        ========

OPERATING INCOME
Industrial group                    $  5,493        $  5,784        $  4,642
Recreational group                     2,699           1,809             700
General corporate                     (1,453)         (1,572)         (1,263)
                                    --------        --------        --------
Total                               $  6,739        $  6,021        $  4,079
                                    ========        ========        ========


IDENTIFIABLE ASSETS
Industrial group                    $ 18,648        $ 19,312        $ 16,315
Recreational group                    29,856          28,017          20,568
General corporate                      2,237           3,616             785
                                    --------        --------        --------
Total                               $ 50,741        $ 50,945        $ 37,668
                                    ========        ========        ========

CAPITAL EXPENDITURES
Industrial group                    $  1,582        $  1,209        $    864
Recreational group                     1,273           1,137           1,028
General corporate                         23              17              16
                                    --------        --------        --------
Total                               $  2,878        $  2,363        $  1,908
                                    ========        ========        ========

DEPRECIATION AND AMORTIZATION
Industrial group                    $  1,009        $    965        $    791
Recreational group                     1,426           1,248             944
General corporate                        123              51              25
                                    --------        --------        --------
Total                               $  2,558        $  2,264        $  1,760
                                    ========        ========        ========


Export revenues to unaffiliated customers accounted for approximately 11% of total revenues in 1995, 1994, and 1993.

NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during 1995, 1994, and 1993 was as follows (in thousands):

                                    1995               1994              1993
                                    ----               ----              ----
Income taxes                      $2,419              $1,689            $1,038
Interest                           1,216                 899               522


During 1994, the Company capitalized approximately $60,000 of interest costs associated with facility construction. In connection with the acquisition of the assets of The Guest Company, Inc. in June 1994, the Company assumed liabilities of $392,000. Immediately following the acquisition, $96,000 due to the former owner was repaid. In May 1993, the Company assumed liabilities of approximately $175,000 in connection with the acquisition of Cruising Equipment Company. Following the acquisition, the Company paid off the acquired bank debt totaling approximately $53,000.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA
              (unaudited, in thousands, except per share amounts)


                                First        Second         Third        Fourth
                               Quarter       Quarter       Quarter       Quarter
                               -------       -------       -------       -------
1995
----
Revenues                       $18,863       $19,881       $18,014       $18,370
Gross profit                     7,553         7,519         6,900         6,931
Net income                       1,008           978           696           684

Net income per share           $   .37       $   .36       $   .25       $   .25

1994
----
Revenues                       $15,795       $18,156       $15,961       $16,124
Gross profit                     6,234         7,480         6,017         6,044
Net income                         738           904           614           561

Net income per share           $   .28       $   .33       $   .23       $   .21

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                FIVE-YEAR SUMMARY
                    (in thousands, except per share amounts)

Years ended December 31,              1995                 1994           1993                1992           1991
------------------------              ----                 ----           ----                ----           ----
Revenues                             $75,128              $66,036        $53,256             $44,060        $38,711

Net income                             3,366                2,817          2,115               1,859          1,386

Total assets                          50,741               50,945         37,668              32,536         30,506

Long-term obligations                 11,484               11,383          1,437               2,389          4,238



PER SHARE
Net income                             $1.23                $1.05           $.81                $.70           $.54

Cash dividends                          .227                  .20            .20                 .20            .20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
       Stockholders of Valley Forge Corporation:

Our report on the consolidated financial statements of Valley Forge Corporation and Subsidiaries is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand LLP
Oakland, California
March 1, 1996

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1995, 1994, and 1993

               Column A                            Column B                    Column C                 Column D           Column E
               --------                            --------                    --------                 --------           --------
                                                                              Additions
                                                                  -------------------------------
                                                                    Beginning
                                                   Balance at      balance of         Charged to                           Balance
                                                   beginning      consolidated        costs and                           at end of
          Description                              of period      subsidiary(1)        expenses         Deductions          period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1995                         $151,000          $ --            $ 96,000          $ 36,000          $211,000
Year ended December 31, 1994                          179,000            --              72,000           100,000           151,000
Year ended December 31, 1993                          184,000           3,000            93,000           101,000           179,000



ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY
Year ended December 31, 1995                         $373,000          $ --            $171,000          $ 11,000          $533,000
Year ended December 31, 1994                          286,000            --             130,000            43,000           373,000
Year ended December 31, 1993                          177,000           2,000           145,000            38,000           286,000


ACCRUED WARRANTY EXPENSE
Year ended December 31, 1995                         $258,000          $ --            $   --            $   --            $258,000
Year ended December 31, 1994                          193,000            --              93,000            28,000           258,000
Year ended December 31, 1993                          173,000            --              28,000             8,000           193,000


ACCRUED MEDICAL AND DENTAL EXPENSE
Year ended December 31, 1995                         $ 90,000          $ --            $   --            $ 35,000          $ 55,000
Year ended December 31, 1994                           69,000            --              21,000              --              90,000
Year ended December 31, 1993                           75,000            --                --               6,000            69,000



(1) VFC acquired all of the outstanding stock of Cruising Equipment Company in 1993. Accordingly, the beginning balances of this company were consolidated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VALLEY FORGE CORPORATION

Dated:   3/13/96                                  /s/
                                                  ------------------------------
                                         By:      David R. Brining
                                                  President, Director, and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: 3/13/96    /s/                           Dated: 3/14/96   /s/
                  ------------------------                       ------------------------
                  Martin J. Bloom                                Theodore P. Desloge, Jr.
                  Co-Chairman of the Board                       Co-Chairman of the Board


Dated: 3/13/96    /s/                           Dated: 3/14/96   /s/
                  ------------------------                       ------------------------
                  David R. Brining                               Phillip F. Dressel
                  President, Director, and                       Director
                  Chief Executive Officer


Dated: 3/14/96    /s/                           Dated: 3/13/96   /s/
                  ------------------------                       ------------------------
                  Dale J. Warner                                 Monica J. Burke
                  Director                                       Vice President Finance


Dated: 3/13/96    /s/
                  ------------------------
                  Sherilyn L. Dacquisto
                  Corporate Controller

                                EXHIBIT INDEX

Ex. 11          Computation of Net Income Per Share
Ex. 22          Listing of Significant Subsidiaries
Ex. 24          Consent of Independent Accountants
Ex. 27          Financial Data Schedule