Form 10-Q
period 1996-03-31
VALLEY FORGE CORP
filed 1996-05-15
CIK 102680

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended March 31, 1996           Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
             (Exact name of Registrant as specified in its charter)



             GEORGIA                                 58-0833796
             -------                                 ----------
     (State of incorporation)            (IRS Employer Identification Number)



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

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at May 1, 1996, was 2,667,733.

The Exhibit Index is located on Page 2.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                      For the Quarter Ended March 31, 1996


                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I:  FINANCIAL INFORMATION

Item 1.       Financial Statements

              a)     Condensed Consolidated Statements of Income for
                     the Three Months Ended March 31, 1996
                     and 1995                                                                         3

              b)     Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 1996
                     and 1995                                                                         4

              c)     Condensed Consolidated Balance Sheets at
                     March 31, 1996 and December 31, 1995                                             5

              d)     Notes to Condensed Consolidated Financial Statements                             6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     7

PART II:  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                        9

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (Unaudited, in thousands, except per share amounts)



                                               Three Months Ended March 31,
                                               ----------------------------


                                                1996                 1995
                                                ----                 -----
REVENUES                                       $19,022              $18,863

Costs and expenses:
Cost of goods sold                              11,552               11,310
   Selling and administrative                    5,864                5,577
                                               -------              -------

     OPERATING INCOME                            1,606                1,976

Other income (expense):
   Interest expense                              (284)                (317)
   Interest income                                  27                   12
   Other, net                                      256                   29
                                               -------              -------

     INCOME BEFORE INCOME TAXES
       AND MINORITY INTERESTS                    1,605                1,700

Income taxes                                       635                  660
Minority interests                                  52                   32
                                               -------              -------

NET INCOME                                     $   918              $ 1,008
                                               =======              =======

NET INCOME PER SHARE                              $.33                 $.37
                                                  ====                 ====

Dividends per share                               $.06               $.0567
                                                  ====               ======

Weighted average shares outstanding              2,743                2,727
                                                 =====                =====





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             1996                1995
                                                                             ----                ----
NET CASH USED FOR OPERATING ACTIVITIES                                    $  (610)             $(1,106)

INVESTING ACTIVITIES
Additions to property, plant, and equipment                                (1,300)                (843)
Proceeds from sale of constructed facility                                    -                   2,821
Other                                                                         (28)                 (35)
                                                                          -------              -------

Net cash (used for) provided by investing activities                       (1,328)               1,943
                                                                          -------              -------

FINANCING ACTIVITIES
Net borrowings on line of credit agreement                                  2,154                1,048
Net repayments of construction loan                                           -                 (1,644)
Principal payments on long-term debt                                         (100)                (125)
Stock options exercised                                                        11                   35
Dividends paid                                                               (161)                (151)
                                                                          -------              -------

Net cash provided by (used for) financing activities                        1,904                 (837)
                                                                          -------              -------

CHANGE IN CASH AND EQUIVALENTS                                                (34)                 -
Cash and equivalents at beginning of year                                      34                  -
                                                                          -------              -------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $   -                $    -
                                                                          =======              =======





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                            March 31,         December 31,
                                                                              1996                1995
                                                                              ----                ----
ASSETS                                                                     (unaudited)
CURRENT ASSETS
Cash and equivalents                                                         $  -                $    34
Accounts receivable, net                                                      12,338              10,349
Inventories                                                                   17,657              16,310
Other current assets                                                           1,335               1,605
                                                                             -------             -------
         Total current assets                                                 31,330              28,298

Property, plant, and equipment, net                                            8,698               7,854
Goodwill, net                                                                 13,224              13,431
Other assets                                                                   1,161               1,158
                                                                             -------             -------
                                                                             $54,413             $50,741
                                                                             =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                                                      $ 3,004             $   850
Current portion of long-term debt                                              1,427               1,419
Accounts payable and accrued expenses                                          6,270               5,476
                                                                             -------             -------
         Total current liabilities                                            10,701               7,745

Long-term debt                                                                11,376              11,484
Deferred income taxes                                                            855                 855
Minority interest                                                              1,469               1,423
Stockholders' equity                                                          30,012              29,234
                                                                             -------             -------
                                                                             $54,413             $50,741
                                                                             =======             =======





                       See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share amounts)
GENERAL

Information with respect to the three months ended March 31, 1996 and 1995 is unaudited.

All adjustments, which are in the opinion of management necessary to a fair presentation of results for the interim periods, have been included herein.
All adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation. These financial statements are presented in accordance with the Securities and Exchange Commission disclosure requirements for Form 10-Q. Reference should be made to the Valley Forge Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

 INVENTORIES                     March 31, 1996                December 31, 1995
                                 --------------                -----------------
Raw materials                       $ 9,769                         $ 8,617
Work-in-process                       2,862                           2,455
Finished goods                        5,026                           5,238
                                    -------                         -------

                                    $17,657                         $16,310
                                    =======                         =======

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the three months ended March 31, 1996 and 1995 was as follows:

                                       1996             1995
                                       ----             ----
 Income taxes                          $ 25             $148

 Interest                              $275             $302

SUBSEQUENT EVENT

In April 1996, the Company acquired a 45% equity interest in a European marine products manufacturer for approximately $2,350,000 in cash to enhance its strategic position in the European marketplace.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 March 31, 1996


FINANCIAL CONDITION

During the first quarter of 1996, the Company borrowed on its bank line of credit ($2.2 million, net) to fund its working capital requirements and invest in property, plant, and equipment ($1.3 million), including the purchase of an operating facility ($700 thousand). In January 1995, the Company sold a constructed operating facility for $2.8 million and repaid the related construction loan of $1.6 million. Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1996.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $159 thousand (1%) in the quarter ended March 31, 1996 over the same quarter in the prior year, reflecting comparable sales in both the recreational and industrial segments. Gross profits for the quarter decreased $83 thousand (1%) from 1995. The consolidated gross profit margin percentage decreased 0.7% from 40.0% in 1995 to 39.3% in 1996. Sales increased only slightly in the recreational products segment in part because of orders being booked and shipped in the fourth quarter of 1995 which would traditionally have been shipped in the first quarter of 1996. In addition, there was some slowness in the recreational marine industry noted during the early part of the quarter. Similarly, sales in the industrial products segment were up only slightly due to a slowdown in demand for turbocharger products.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $287 thousand (5%) for the quarter ended March 31, 1996, over the same quarter in the prior year. Selling and administrative expenses as a percentage of sales increased from 30% for the first quarter of 1995 to 31% for the first quarter of 1996.

OTHER INCOME (EXPENSE)

Interest expense for the quarter ended March 31, 1996 decreased $33 thousand (10%) from the same quarter in the prior year due principally to the decrease in average borrowings on the bank line of credit.

Other, net for the quarter ended March 31, 1996 includes $250,000 of proceeds from a life insurance policy on the former president of Gits Manufacturing.

INCOME TAXES

The effective tax rate increased from 39% for the first quarter of 1995 to 40% for the first quarter of 1996.

QUARTERLY RESULTS
The following table sets forth unaudited consolidated summary financial data for each quarter of 1994, 1995, and 1996 to date. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period. Dollars in thousands, except per share amounts:

 1994                               First Quarter      Second Quarter        Third Quarter      Fourth Quarter
 ----                               -------------      --------------        -------------      --------------
 Revenues                              $15,795             $18,156              $15,961             $16,124
 Gross profit                            6,234               7,480                6,017               6,044
 Net income                                738                 904                  614                 561
 Net income per share                     $.28                $.33                 $.23                $.21

 1995                               First Quarter      Second Quarter        Third Quarter      Fourth Quarter
 ----                               -------------      --------------        -------------      --------------
 Revenues                              $18,863             $19,881              $18,014             $18,370
 Gross profit                            7,553               7,519                6,900               6,931
 Net income                              1,008                 978                  696                 684
 Net income per share                     $.37                $.36                 $.25                $.25

 1996                               First Quarter
 ----                               -------------
 Revenues                              $19,022
 Gross profit                            7,470
 Net income                                918
 Net income per share                     $.33

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           Part II Other Information
                      For the Quarter Ended March 31, 1996


Item 6.          Exhibits and Reports on Form 8-K

                 a)       Exhibits required by Item 601 of Registration S-K:
                          Exhibit 11 - Computation of Earnings per Share.
                          Exhibit 27 - Financial Data Schedule.

                 b)       Reports on Form 8:
                          None.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VALLEY FORGE CORPORATION
                                           Registrant



Date:  May 10, 1996                        /s/
                                           -----------------------------------
                                           Monica J. Burke
                                           Vice President Finance

                                 EXHIBIT INDEX

                 Exhibits and Reports on Form 8-K

                 a)       Exhibits required by Item 601 of Registration S-K:
                          Exhibit 11 - Computation of Earnings per Share.
                          Exhibit 27 - Financial Data Schedule.

                 b)       Reports on Form 8:
                          None.