Form 10-Q
period 1996-06-30
VALLEY FORGE CORP
filed 1996-08-09
CIK 102680

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996              Commission File Number 1-9897


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

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, July 25, 1996, was 2,667,733.

The Exhibit Index is located on Page 2.



===============================================================================

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                      For the Quarter Ended June 30, 1996


                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I:  FINANCIAL INFORMATION
- ------------------------------

Item 1.       Financial Statements

              a)     Condensed Consolidated Statements of Income for
                     the Three and Six Months Ended June 30, 1996 and 1995                            3

              b)     Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30, 1996 and 1995                                  4

              c)     Condensed Consolidated Balance Sheets at
                     June 30, 1996 and December 31, 1995                                              5

              d)     Notes to Condensed Consolidated Financial Statements                             6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     8

PART II:  OTHER INFORMATION
- ---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                       10

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (Unaudited, in thousands, except per share amounts)



                                                     Three Months Ended                    Six Months Ended
                                                           June 30,                            June 30,
                                                   1996                1995              1996              1995
                                                   ----                ----              ----              ----
 REVENUES                                        $ 22,153           $ 19,881           $ 41,175          $ 38,744

 Costs and expenses:
  Cost of goods sold                               13,436             12,217             24,938            23,375
  Selling and administrative                        6,469              5,694             12,383            11,423
                                                  -------           --------           --------           -------

              OPERATING INCOME                      2,248              1,970              3,854             3,946

 Other income (expense):
  Interest expense                                   (345)              (317)              (629)             (634)
  Other, net                                            1                (58)               284               (17)
                                                 --------           --------           --------           -------

              INCOME BEFORE INCOME TAXES
                AND MINORITY INTERESTS              1,904              1,595              3,509             3,295

 Income taxes                                         743                625              1,378             1,285
 Minority interests                                    56                 (8)               108                24
                                                 --------           --------           --------           -------

 NET INCOME                                      $  1,105           $    978           $  2,023           $ 1,986
                                                 ========           ========           ========           =======

 NET INCOME PER SHARE                                $.40               $.36               $.73              $.73
                                                 ========           ========           ========           =======

 Dividends per share                                 $.06             $.0567               $.12           $ .1133
                                                 ========           ========           ========           =======

 Weighted average shares outstanding                2,762              2,726              2,753             2,726
                                                 ========           ========           ========           =======





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                           1996               1995
                                                                           ----               ----
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                $ 3,136           $ 1,624

 INVESTING ACTIVITIES
 Cash paid for business acquisitions                                         -                 (867)
 Additions to property, plant, and equipment                               (1,996)           (1,486)
 Investment in and advances to affiliate                                   (2,555)              -
 Proceeds from sale of constructed facility                                  -                2,821
 Other, net                                                                   (59)              (53)
                                                                          -------           -------

 Net cash (used for) provided by investing activities                      (4,610)              415
                                                                          -------           -------

 FINANCING ACTIVITIES
 Proceeds from long-term debt                                               2,678               655
 Net borrowings (repayments) on line of credit agreement                      630              (376)
 Net repayments on construction loans                                        -               (1,941)
 Net payments on short-term notes                                            (350)              -
 Principal payments on long-term debt                                      (1,208)             (130)
 Stock options exercised                                                       11                91
 Dividends paid                                                              (321)             (301)
                                                                          -------           -------

 Net cash provided by (used for) financing activities                       1,440            (2,002)
                                                                          -------           -------

 CHANGE IN CASH AND EQUIVALENTS                                               (34)               37
 Cash and equivalents at beginning of year                                     34               -
                                                                          -------           -------

 CASH AND EQUIVALENTS AT END OF PERIOD                                    $  -              $    37
                                                                          =======           =======





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                        June 30,           December 31,
                                                                          1996                 1995
                                                                          ----                 ----
 ASSETS                                                                (unaudited)
 CURRENT ASSETS
 Cash and equivalents                                                    $  -                 $    34
 Accounts receivable, net                                                 11,326               10,349
 Inventories                                                              16,957               16,310
 Other current assets                                                      1,188                1,605
                                                                         -------              -------
    Total current assets                                                  29,471               28,298

 Property, plant, and equipment, net                                       8,895                7,854
 Goodwill, net                                                            13,015               13,431
 Investment in and advances to affiliate                                   2,555                 -
 Other assets                                                              1,157                1,158
                                                                         -------              ------
                                                                         $55,093              $50,741
                                                                         =======              =======


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Loans and notes payable                                                 $ 1,130              $   850
 Current portion of long-term debt                                         1,537                1,419
 Accounts payable and accrued expenses                                     6,241                5,476
                                                                         -------              -------
    Total current liabilities                                              8,908                7,745

 Long-term debt                                                           12,836               11,484
 Deferred income taxes                                                       855                  855
 Minority interest                                                         1,544                1,423
 Stockholders' equity                                                     30,950               29,234
                                                                         -------              -------
                                                                         $55,093              $50,741
                                                                         =======              =======





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share amounts)
GENERAL

Information with respect to the three and six months ended June 30, 1996 and 1995 is unaudited.

All adjustments which are in the opinion of management necessary to a fair presentation of results for the interim periods have been included herein. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation. These financial statements are presented in accordance with the Securities and Exchange Commission disclosure requirements for Form 10-Q. Reference should be made to the Valley Forge Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported results of operations. Actual results could differ from these estimates.

INVENTORIES                                                June 30, 1996                  December 31, 1995
                                                           -------------                  -----------------
               Raw materials                                  $  9,740                         $  8,617
               Work-in-process                                   3,065                            2,455
               Finished goods                                    4,152                            5,238
                                                              --------                         --------

                                                              $ 16,957                         $ 16,310
                                                              ========                         ========

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the six months ended June 30, 1996 and 1995 was as follows:

                                               1996            1995
                                              ------          -------
          Income taxes                        $ 792           $ 1,596

          Interest                            $ 605           $   636

EQUITY INVESTMENT

To enhance its strategic position in the European marketplace, in April 1996 the Company acquired a 47% interest in a European marine products manufacturer for approximately $2,350,000 in cash. Concurrently, the Company advanced approximately $205,000 to the affiliate for working capital. The investment is being accounted for on the equity method.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 June 30, 1996


FINANCIAL CONDITION

During the first half of 1996, the Company's cash flow from operations ($3.1 million) and borrowings on its bank line of credit ($.6 million, net) were used to fund investments in property, plant, and equipment ($2.0 million, including the purchase of an $800 thousand operating facility) and make principal payments on long-term debt ($1.2 million). The Company acquired a 47% interest in a European marine products manufacturer ($2.3 million) and advanced them $.2 million funded by borrowings on its advanceable term loan.

In January 1995, the Company sold a constructed operating facility for $2.8 million and repaid the related construction loan of $1.6 million.

Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1996.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $2.3 million (11%) in the quarter ended June 30, 1996 over the same quarter in the prior year, with the recreational products segment increasing 10% and the industrial products segment increasing 13%. Revenues for the first half of 1996 increased $2.4 million (6%) to $41.2 million, with the recreational products segment up 5% and the industrial products segment up 7% over the first six months of 1995. The major reason for the increase in sales in the second quarter 1996 over 1995 was new product introductions in both segments.

Gross profits for the quarter and six months ended June 30, 1996 increased $1.1 million (14%) and $.9 million (6%), respectively, over the comparable periods in 1995. The consolidated gross profit margin percentage for the quarter increased .8% from 38.5% in 1995 to 39.3% in 1996 and for the six-month period decreased from 39.7% in 1995 to 39.4% in 1996.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $775 thousand (14%) for the quarter and $960 thousand (8%) for the six months ended June 30, 1996 over the same periods in the prior year. Selling and administrative expenses as a percentage of sales remained the same at approximately 29% for the second quarters of 1995 and 1996. Selling and administrative expenses for the six months ended June 30, 1996 increased to 30.1% of sales from 29.5% of sales in 1995.

OTHER INCOME (EXPENSE)

Other, net for the six months ended June 30, 1996 includes $250,000 of proceeds from a life insurance policy on the former president of Gits Manufacturing.

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


 1994                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                              -------------       --------------       -------------       --------------
 Revenues                         $15,795             $18,156              $15,961             $16,124
 Gross profit                       6,335               7,584                6,123               6,159
 Net income                           738                 904                  614                 561
 Net income per share                $.28                $.33                 $.23                $.21


 1995                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                              -------------       --------------       -------------       --------------
 Revenues                         $18,863             $19,881              $18,014             $18,370
 Gross profit                       7,705               7,664                7,046               7,074
 Net income                         1,008                 978                  696                 684
 Net income per share                $.37                $.36                 $.25                $.25


 1996                         First Quarter       Second Quarter
                              -------------       --------------
 Revenues                         $19,022             $22,153
 Gross profit                       7,520               8,717
 Net income                           918               1,105
 Net income per share                $.33                $.40

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           Part II Other Information
                      For the Quarter Ended June 30, 1996


Item 6.          Exhibits and Reports on Form 8-K

                 a)       Exhibits required by Item 601 of Registration S-K:

                          Exhibit 11 - Computation of Earnings per Share.

                 b)       Reports on Form 8:

                          None.

                                                                EXHIBIT 11

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                       Computation of Earnings per Share
                                  (Unaudited)


                                                          Three Months Ended                   Six Months Ended
                                                          -------------------                  -----------------
                                                               June 30,                             June 30,
                                                               --------                             --------
                                                           1996            1995              1996               1995
                                                           ----            ----              ----               ----
PRIMARY:
Weighted average common shares
   outstanding                                          2,667,733        2,660,675          2,667,651          2,658,351
Common equivalent shares                                   94,035           65,297             84,882             68,028
                                                       ----------       ----------         ----------         ----------
Weighted average common shares and
   common equivalent shares outstanding                 2,761,768        2,725,972          2,752,533          2,726,379
                                                       ==========       ==========         ==========         ==========


Net income                                             $1,105,000       $  978,000         $2,023,000         $1,986,000
                                                       ==========       ==========         ==========         ==========


Primary earnings per share                             $      .40       $      .36         $      .73         $      .73
                                                       ==========       ==========         ==========         ==========


FULLY DILUTED:
Weighted average common shares
   outstanding                                          2,667,733        2,660,675          2,667,651          2,658,351
Common equivalent shares                                   94,035           68,663             92,862             71,224
                                                       ----------       ----------         ----------         ----------
Weighted average common shares and
   common equivalent shares outstanding                 2,761,768        2,729,338          2,760,513          2,729,575
                                                       ==========       ==========         ==========         ==========

Net income                                             $1,105,000       $  978,000         $2,023,000         $1,986,000
                                                       ==========       ==========         ==========         ==========


Fully diluted earnings per share                       $      .40       $      .36         $      .73         $      .73
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

                                       VALLEY FORGE CORPORATION
                                       Registrant



Date:  August 8, 1996                  /s/
                                       ----------------------------------
                                       Monica J. Burke
                                       Vice President Finance

Exhibit Index
Exhibit 27
Financial Data Schedule