Form 10-Q
period 1996-09-30
VALLEY FORGE CORP
filed 1996-11-13
CIK 102680

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996           Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      GEORGIA                                          58-0833796
      -------                                          ----------
(State of incorporation)                    (IRS Employer Identification Number)


       100 Smith Ranch Road, Suite 326, San Rafael, California 94903-1994
       -------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)


                                 (415) 492-1500
                              -------------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [ X ]   NO [    ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, on November 8, 1996, was 2,667,733.

The Exhibit Index is located on Page 2.



=============================================================================

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended September 30, 1996


                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.       Financial Statements

              a)     Condensed Consolidated Statements of Income for
                     the Three and Nine Months Ended September 30, 1996 and 1995                      3

              b)     Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 1996 and 1995                            4

              c)     Condensed Consolidated Balance Sheets at
                     September 30, 1996 and December 31, 1995                                         5

              d)     Notes to Condensed Consolidated Financial Statements                             6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     8

PART II:  OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                       10

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (Unaudited, in thousands, except per share amounts)



                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                     1996              1995              1996              1995
                                                     ----              ----              ----              ----
REVENUES                                          $19,361           $18,014           $60,536           $56,758

Costs and expenses:
    Cost of goods sold                             11,915            10,968            36,853            34,343
    Selling and administrative                      6,043             5,647            18,426            17,070
                                                  -------           -------           -------           -------

        OPERATING INCOME                            1,403             1,399             5,257             5,345

Other income (expense):
    Interest expense                                 (324)             (289)             (953)             (923)
    Other, net                                         50                17               334              -
                                                  -------           -------           -------          -------

        INCOME BEFORE INCOME TAXES
         AND MINORITY INTERESTS                     1,129             1,127             4,638             4,422

Income taxes                                          396               395             1,774             1,680
Minority interests                                     24                36               132                60
                                                  -------           -------           -------          --------

NET INCOME                                        $   709           $   696           $ 2,732          $  2,682
                                                  =======           =======           =======          ========

NET INCOME PER SHARE                                 $.26              $.25              $.99              $.98
                                                  =======           =======           =======          ========

Dividends per share                                  $.06            $.0567              $.18              $.17
                                                  =======           =======           =======          ========

Weighted average shares outstanding                 2,737             2,742             2,747             2,732
                                                  =======           =======           =======          ========





          See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1996              1995
                                                                          ----              ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 5,014           $ 3,215

INVESTING ACTIVITIES
Cash paid for business acquisitions                                          (151)             (875)
Additions to property, plant, and equipment                                (2,795)           (2,137)
Investment in and advances to affiliate                                    (2,692)             -
Proceeds from sale of constructed facility                                   -                2,821
Proceeds from sale of building held for sale                                 -                  242
Other, net                                                                    (66)              (17)
                                                                          -------           -------

Net cash (used for) provided by investing activities                       (5,704)               34
                                                                          -------           -------

FINANCING ACTIVITIES
Proceeds from long-term debt                                                2,678             1,505
Net borrowings (repayments) on line of credit agreement                       322            (2,206)
Net repayments on construction loans                                         -               (1,941)
Net payments on short-term notes                                             (350)             (100)
Principal payments on long-term debt                                       (1,238)             (153)
Stock options exercised                                                        11                99
Dividends paid                                                               (481)             (453)
                                                                          -------           -------

Net cash provided by (used for) financing activities                          942            (3,249)
                                                                          -------           -------

CHANGE IN CASH AND EQUIVALENTS                                                252              -
Cash and equivalents at beginning of year                                      34              -
                                                                          -------           -------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $   286           $  -
                                                                          =======           =======





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                     September 30,       December 31,
                                                                         1996                1995
                                                                         ----                ----
ASSETS                                                                (unaudited)
CURRENT ASSETS
Cash and equivalents                                                      $   286             $    34
Accounts receivable, net                                                   10,354              10,349
Inventories                                                                17,438              16,310
Other current assets                                                        1,362               1,605
                                                                          -------             -------
     Total current assets                                                  29,440              28,298

Property, plant, and equipment, net                                         9,208               7,854
Goodwill, net                                                              12,810              13,431
Investment in and advances to affiliate                                     2,692                -
Other assets                                                                1,196               1,158
                                                                          -------             -------
                                                                          $55,346             $50,741
                                                                          =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                                                   $   822             $   850
Current portion of long-term debt                                           1,512               1,419
Accounts payable and accrued expenses                                       6,409               5,476
                                                                          -------             -------
     Total current liabilities                                              8,743               7,745

Long-term debt                                                             12,831              11,484
Deferred income taxes                                                         855                 855
Minority interest                                                           1,415               1,423
Stockholders' equity                                                       31,502              29,234
                                                                          -------             -------
                                                                          $55,346             $50,741
                                                                          =======             =======





           See Notes to Condensed Consolidated Financial Statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share amounts)
GENERAL

Information with respect to the three and nine months ended September 30, 1996 and 1995 is unaudited.

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

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

INVENTORIES

                                                     September 30, 1996               December 31, 1995
                                                     ------------------               -----------------
            Raw materials                                  $  9,638                         $  8,617
            Work-in-process                                   2,744                            2,455
            Finished goods                                    5,056                            5,238
                                                          ---------                        ---------
                                                            $17,438                          $16,310
                                                            =======                          =======

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the nine months ended September 30, 1996 and 1995 was as follows:

                                                 1996             1995
                                                 ----             ----
            Income taxes                       $1,471           $2,215

            Interest                             $929             $933

EQUITY INVESTMENT

To enhance its strategic position in the European marketplace, in April 1996 the Company acquired a 47% interest in Mastervolt, a Dutch manufacturer of power inverters and battery chargers for the marine and industrial markets, for $2,363,000 in cash. The Company has advanced $329,000 to this affiliate for working capital. The investment is being accounted for using the equity method.

BUSINESS ACQUISITION

In July 1996, the Company purchased 7% of the stock of Atlantic Guest Inc. (Guest), from two officers of the subsidiary, increasing its ownership interest to 93%. The Company purchased 3.5% from each officer for cash of $75,250 and forgiveness of $75,250 on each officer's note.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1996

Any forward-looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including but not limited to general business conditions; actions of competitors; changes in laws and regulations, including changes in accounting standards; inventory risks due to shifts in market demand and/or product mix; price volatility in the cost of purchased components; and the risk factors listed from time to time in the Company's SEC reports.

FINANCIAL CONDITION

During the first nine months of 1996, the Company's cash flow from operations ($5.0 million) and net borrowings on its bank line of credit ($.3 million) were used to fund investments in property, plant, and equipment ($2.8 million, including the investment of 1.1 million in operating facilities) and make principal payments on long-term debt ($1.2 million). The Company acquired a 47% interest in Mastervolt,a Dutch marine products manufacturer
($2.4 million), and advanced them $.3 million funded principally by borrowings on its advanceable term loan

In January 1995, the Company sold a constructed operating facility for $2.8 million and repaid the related construction loan of $1.6 million.

Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1996.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $1.3 million (7%) in the quarter ended September 30, 1996 over the same quarter in the prior year, with the recreational products segment increasing 7% and the industrial products segment increasing 8%. Revenues for the first nine months of 1996 increased $3.8 million (7%) to $60.5 million, with the recreational products segment up 6% and the industrial products segment up 7% over the first nine months of 1995.

Gross profits for the quarter and nine months ended September 30, 1996 increased $.4 million (6%) and $1.3 million (6%), respectively, over the comparable periods in 1995. These increases were primarily attributable to the industrial products segment offset somewhat by decreases in the recreational products segment, which has been adversely affected by various factors, including product mix, new product introductions, and pricing pressures.
The consolidated gross profit margin percentage for the quarter decreased .6% from 39.1% in 1995 to 38.5% 1996 and for the nine-month period decreased from 39.5% in 1995 to 39.1% in 1996.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $396 thousand (7%) for the quarter and $1.4 million (8%) for the nine months ended September 30, 1996 over the same periods in the prior year. Selling and administrative expenses as a percentage of sales remained the same at approximately 31% for the third quarters of 1995 and 1996, and approximately 30% for the nine months ended September 30, 1995 and 1996.

OTHER INCOME (EXPENSE)

Other, net for the nine months ended September 30, 1996 includes $250,000 of proceeds from a life insurance policy on the former president of Gits Manufacturing.

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

1994                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                             -------------       --------------       -------------       --------------
Revenues                          $15,795              $18,156             $15,961             $16,124
Gross profit                        6,335                7,584               6,123               6,159
Net income                            738                  904                 614                 561
Net income per share                 $.28                 $.33                $.23                $.21

1995                         First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                             -------------       --------------       -------------       --------------
Revenues                          $18,863              $19,881             $18,014             $18,370
Gross profit                        7,705                7,664               7,046               7,074
Net income                          1,008                  978                 696                 684
Net income per share                 $.37                 $.36                $.25                $.25

1996                         First Quarter       Second Quarter       Third Quarter
                             -------------       --------------       -------------
Revenues                          $19,022              $22,153             $19,361
Gross profit                        7,520                8,717               7,446
Net income                            918                1,105                 709
Net income per share                 $.33                 $.40                $.26

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           Part II Other Information
                    For the Quarter Ended September 30, 1996


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

                                                   VALLEY FORGE CORPORATION
                                                   Registrant



Date: November 13, 1996                            /s/ MONICA J. BURKE
                                                   -------------------------
                                                   Monica J. Burke
                                                   Vice President Finance