Form 10-K
period 1996-12-31
VALLEY FORGE CORP
filed 1997-03-17
CIK 102680

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                            15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission File Number 1-9897

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
                        SECURITIES EXCHANGE ACT OF 1934:

                                                                               Name of Each Exchange on
        Title of Each Class                                                        Which Registered
        -------------------                                                        ----------------
   Common Stock, Par Value $.50
            Per Share                                                           American Stock Exchange

Indicate by a check mark if disclosure of delinquent filers pursuant to Item
   405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to the Form 10-K. [   ]

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.   YES [ X ]   NO [    ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1997 was approximately $17,121,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 1997 was 2,675,983.

The Exhibit Index is located on page 10.

===============================================================================

ITEM 1.  BUSINESS

Valley Forge Corporation (the Company), incorporated in 1955, is a Georgia corporation. The Company conducts its business through its subsidiaries and affiliates, Atlantic Guest, Inc., Cruising Equipment Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine Products, Inc., Heart Interface Corporation, Mastervolt B.V., Marine Industries Company, Inc., Multiplex Technology, Inc., and Turner Electric Corporation.

In April 1996, the Company acquired a 46% interest in Mastervolt B.V., a Dutch manufacturer of power inverters and battery chargers for marine and industrial applications. In May 1994, the Company incorporated Atlantic Guest, Inc., which acquired substantially all of the assets of The Guest Company, Inc. in June 1994 and concurrently sold a 14% interest to two officers of Atlantic Guest, Inc. In July 1996, the Company purchased 7% of the stock of Atlantic Guest, Inc. from the officers, increasing its ownership interest to 93%. The Company acquired 100% of the stock of Heart Interface Corporation between February 1988 and June 1992.

For information concerning the revenues, operating profits, and identifiable assets by segment, refer to Note K to the Consolidated Financial Statements.

RECREATIONAL GROUP

ATLANTIC GUEST, INC.

Atlantic Guest, Inc. (Guest), located in Meriden, Connecticut, designs, manufactures, and distributes a broad line of marine accessories including spotlights, battery switches, battery chargers, cabin lights, and safety equipment. These products are sold worldwide to distributors, retailers, and original equipment manufacturers.

Sales and production levels are relatively constant throughout the year. Guest has a number of competitors, none of whom dominate the market. Guest exports approximately 10% of its production, principally to Europe.

Raw materials are readily available and are purchased from a variety of worldwide suppliers. Material costs have remained relatively stable during the year with no substantial increases or decreases anticipated in the near future.

HEART INTERFACE CORPORATION

Heart Interface Corporation (Heart), located in Kent, Washington, manufactures power inverters which convert DC power stored in batteries into AC power to operate standard household appliances and tools and modular electrical panels which provide visual identification and control of electrical systems. In conjunction with Cruising Equipment Company, Heart also manufactures integrated battery monitors and inverter remote controls. Heart's products are sold in the recreational vehicle, marine, alternative energy, and industrial markets. Their products are primarily sold through independent sales representatives to distributors, dealers, and manufacturers. Heart has a number of competitors, none of whom dominate the market.

Sales and production levels are not seasonal. Heart exports approximately 10% of its production, principally to Europe. Raw materials are readily available from a number of suppliers. Prices of raw materials have remained relatively stable over the last year and no substantial increases or decreases are anticipated in the near future.

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

Marinco's sales and production levels are somewhat seasonal in that sales during the first six months are generally higher than the last six months of the year. Marinco competes on the basis of product performance, service, and price with other manufacturers of varying size, several of whom are larger than Marinco. Marinco/AFI exports approximately 10% of its production, principally to Canada and Europe.

Raw materials are readily available from a number of suppliers. Material costs have remained relatively stable during the year and no substantial increases or decreases are anticipated in the near future. Marinco/AFI imports a portion of their products from Thailand, Japan, and Taiwan and product sources are readily available. Foreign exchange rates and price changes have not had a material effect since it is Marinco's policy to adjust pricing to current market conditions.

OTHER SUBSIDIARIES

Other subsidiaries and affiliates in the Valley Forge Recreational Group include Cruising Equipment Company (Cruising), Force 10 Marine Ltd. (Force
10), Glendinning Marine Products, Inc. (Glendinning), and Mastervolt B.V. (Mastervolt).

INDUSTRIAL GROUP

GITS MANUFACTURING COMPANY, INC.

Gits Manufacturing Company, Inc. (Gits), located in Creston, Iowa, manufactures turbocharger actuators, lubricating devices, environmental control vents, and chemical tank pressure/relief vents. Products marketed under the Gits name are sold through distributors and include oilers, oil breather mechanisms, and central lubricating devices. Gits' actuators, environmental control vents, and other products are sold directly to original equipment manufacturers. Gits exports approximately 20% of its production, principally to Japan and England. Gits has several competitors, none of whom dominate the market.

Sales and production levels are relatively constant throughout the year. Raw materials are readily available and are purchased from a variety of nationwide suppliers. Prices of raw materials have remained relatively stable over the last year and no substantial increases or decreases are anticipated in the near future.

MULTIPLEX TECHNOLOGY, INC.

Multiplex Technology, Inc. (Multiplex), located in Brea, California, is the developer, manufacturer, and marketer of the ChannelPlus brand of telecommunications equipment. ChannelPlus products are used primarily in master antenna, cable, satellite master antenna, and closed circuit television systems. Principal product lines include all-in-one video systems, RF modulators, broadband distribution amplifiers, and solid state video cameras. Applications for these products are found primarily in residential and commercial video distribution systems.

Multiplex markets its products to video system designers, installation contractors, and dealers through a worldwide network of distributors. Multiplex exports approximately 10% of its production, principally to Japan, Canada, and Europe. Multiplex has many competitors, only a few of which compete directly in their market niche.

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

Turner conducts business with utilities which depend on regulatory authorities for capital expenditures. Sales and production levels are somewhat seasonal in that sales in the first quarter are generally lower than the other quarters. Sales are conducted through independent sales representatives. Turner competes on the basis of price and product performance with other manufacturers of varying size, none of whom dominate the marketplace.

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

                                                                           1996             1995
                                                                           ----             ----
                     Industrial products                                $4,366,000       $4,757,000
                     Recreational products                               2,866,000        1,860,000
                                                                        ----------       ----------
                                                                        $7,232,000       $6,617,000
                                                                        ==========       ==========
PATENTS

The Company's subsidiaries hold various active United States and foreign patents related to their products, which expire at various times. The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon patent protection.

EMPLOYEES

The Company and its subsidiaries had approximately 600 employees at December 31, 1996. The number of employees varies primarily with market conditions. Approximately 8% of total employees are represented by a labor union under a contract expiring in 1999. The Company considers its labor relations to be satisfactory.

ENVIRONMENT

Compliance with Federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or the competitive position of the Company.

ITEM 2.  PROPERTIES

The following table describes the properties presently operated by the Company and its subsidiaries.

                                                                                                          Square
                        Company                  Location                        Description              Footage
                        -------                  --------                        -----------              -------
                        Cruising                 Seattle, WA                     Plant                     12,000
                        Force 10                 Richmond, B.C.                  Plant                     15,000
                        Gits                     Creston, IA                     Plant                     61,000
                        Glendinning              Conway, SC                      Plant                      7,000
                        Guest                    Meriden, CT                     Plant                     32,400
                        Heart                    Kent, WA                        Plant                     73,000
                        Marinco                  Napa, CA                        Plant                     68,000
                        Multiplex                Brea, CA                        Plant                     35,000
                        Turner                   Fairview Heights, IL            Plant                     52,000
                        Turner                   Milstadt, IL                    Plant/Warehouse           25,000
                        Corporate                San Rafael, CA                  Office                     2,000

Force 10, Gits, Glendinning, and Guest own their facilities. Cruising, Heart, Marinco, Multiplex, and the Company's corporate headquarters lease their facilities. Turner owns its facility in Fairview Heights and leases its facilities located in Milstadt. The Company has begun construction on a new plant for one subsidiary expected to be completed in 1997. The remaining properties are considered adequate and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal actions either for or against the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol "VF." On December 6, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on March 12, 1996, to stockholders of record on March 1, 1996. Accordingly, all references to numbers of shares, per share amounts, stock option data, and market prices of the Company's common stock presented herein for periods prior to the split have been restated (see Note A to the Consolidated Financial Statements). The Company had approximately 475
stockholders on March 1, 1997.   The following table is based on the closing
price as published by the AMEX.

                                1996                                        1995
                    ---------------------------                 ---------------------------
                       High               Low                      High               Low
                       ----               ---                      ----               ---
 First quarter       $14.375           $11.667                   $13.083            $11.000
 Second quarter       15.250            13.375                    12.250             11.250
 Third quarter        13.750            11.500                    14.250             12.167
 Fourth quarter       13.875            12.750                    13.833             11.583

During 1996, the Company increased the regular quarterly dividend per share to $.06, or $.24 annually, from $.0567 or $.227 annually in 1995. In 1997, the Board of Directors declared a quarterly dividend of $.06 or $.24 annually, consistent with the 1996 dividend rate. The first quarter cash dividend for 1997 is payable March 18, 1997, to stockholders of record on March 7, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The response to this Item is addressed in the "Five-Year Summary" which is included as a supplementary schedule to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Fiscal 1996 sales were up $6 million (7.9%) to $81 million compared to $75 million for 1995. The industrial group sales increased 8.8% and the recreational group increased 7.1% over the prior year. Sales increases in both segments were due principally to volume increases with only minor increases in price.

Gross profits rose approximately $2.5 million (8.4%) due to the increase in sales. The gross profit margin was relatively the same for both years with 1996 at 39.4% and 1995 at 39.3%.

Selling and administrative expenses rose 9.7% in 1996 over 1995 due to the increased sales volume and increased research and experimental expenditures.

Other, net includes receipt of $250,000 of proceeds from a life insurance policy on the former president of Gits.

1995 COMPARED TO 1994

Fiscal 1995 revenues were $75 million, an increase of $9 million (13.8%) over 1994 revenues of $66 million. The recreational group sales increased 22.0% and the industrial group sales increased 5.6% over the prior year. The recreational group increase was due principally to the inclusion of Guest for a full year (acquired in June 1994). Without the inclusion of Guest, the recreational group revenues increased 13.7%, due principally to unit volume increases and only minor price increases.

Gross profits rose 12.5% due to the increased volume and the full year inclusion of Guest. The gross profit margin decreased slightly from 39.7% in 1994 to 39.3% in 1995.

Selling and administrative expenses rose 12.7% in 1995 over 1994 due to the increased sales volume and the inclusion of Guest for a full twelve months.

Interest expense increased 31.8% due principally to the increase in debt used to acquire Guest.

In 1994, Other, net included a $450 thousand charge to write down a building held for sale to its estimated net realizable value.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operating activities increased from $4.6 million in 1995 to $6.1 million in 1996. This net $1.5 million increase was due to a reduction in working capital ($.9 million), increased noncash charges ($.3 million) and increased net income ($.3 million) in 1996 over 1995.

The Company had net borrowings on its revolving bank line of credit of $.7 million at December 31, 1996, and an additional $5.3 million available. The Company also had an advanceable term loan due June 30, 1998, providing for borrowings up to $3.5 million bearing interest at the prime rate plus 0.5%. Draws of $2.7 million on the advanceable term loan were used to fund acquisitions. At December 31, 1996, $3.2 million was outstanding on this advanceable term loan. The Company also has another advanceable term loan facility available and unused of $3 million, due December 31, 1998 bearing interest at the prime rate. This facility is intended to be used to fund acquisition and construction of operating facilities.

The Company borrowed $500 thousand from certain officers and stockholders during 1996 at 1.25% over the current 90 day Treasury bill rate. This resulted in a savings of approximately .9% to 1.3% over comparable borrowings during the same periods at the Company's rate on the revolving bank line of credit.

The Company borrowed $11 million in June 1994 to purchase the assets of Guest for $6.5 million and to pay down short-term borrowings on the bank line of credit. This debt requires annual principal payments of $1 million which began in June 1996.

The Company invested approximately $3.7 million in plant and equipment during 1996, including $1.6 million for operating facilities. Management estimates that 1997 capital expenditures will be approximately $2.9 million, including approximately $.7 million for a new operating facility.

The Company invested approximately $2.7 million in Mastervolt, a Dutch manufacturer of power inverters and battery chargers, consisting of a direct investment of $2.4 million and loans of approximately $.3 million.

The Company merged the operations of Marinco and AFI with both companies moving to a newly constructed facility on November 1, 1994. The facility was sold on January 18, 1995, to an unrelated party and leased back for a period of 15 years. The facility formerly occupied by AFI was sold in August 1995 for $242 thousand cash and a $600 thousand promissory note.

Approximately $640 thousand was used to pay cash dividends in 1996. The annual dividend rate for 1996 was $.24 per share, and the rate will remain the same for 1997. The annual dividend rate for 1995 was $.227 per share. The total dividend payments for 1997 are expected to be $650 thousand.

Management believes that cash flows from operations, the bank line of credit and the unused advanceable term credit facility will provide sufficient liquidity to fund working capital requirements, capital expenditures, potential business acquisitions, debt repayments, and dividends for the next twelve months.

EFFECTS OF INFLATION AND OTHER MATTERS

Inflation had little effect on revenues and related costs during 1996. Management anticipates that margins will be maintained at acceptable levels to minimize the effect of inflation, if any.

The Company has total interest bearing debt of approximately $15 million, of which one obligation of $10 million is long-term and bears interest at a fixed rate of 8.15%. Management believes that increases in short-term rates could have some adverse effect on the Company's 1997 results, but only with respect to the approximately $5 million of short term debt outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table lists the names and ages of each of the directors and executive officers of the Company at December 31, 1996.

                                                                              Year First
                                          All Positions and Offices            Elected as
Name                               Age         with the Company                 Director
----                               ----        ----------------                 --------
 Martin J. Bloom                   66    Co-Chairman of the Board                 1983
 Theodore P. Desloge, Jr.          57    Co-Chairman of the Board                 1983
 David R. Brining                  54    CEO, President, Director                 1981
 Phillip F. Dressel                60    Director                                 1985
 Dale J. Warner                    74    Director                                 1983
 Monica J. Burke                   45    Vice President of Finance,
                                         Secretary

Directors are elected at the annual meeting of the stockholders to serve for one year and until successors are elected and qualified. Officers are elected by the Board of Directors immediately following the annual meeting of stockholders and serve until their successors are elected and qualified.

Mr. Bloom has been a Director of the Company since 1983, Co-Chairman of the Board since 1984, and is a Director of most of the Company's subsidiaries. He is a past Director and Chairman of the Board of Park 'N Fly, Inc., an operator of off-airport parking services.

Mr. Desloge has been a Director of the Company since 1983 and Co-Chairman of the Board since 1984. He is a past Director and President of Park 'N Fly, Inc.

Mr. Brining has been President, CEO, and a Director of the Company since 1981. He has served as a Director or Chairman of each of the Company's subsidiaries since their acquisition.

Mr. Dressel has been a Director of the Company since 1985. He was Chairman of the Board and President of Consolidated Flavor Corporation, a privately held flavoring business located in St. Louis, Missouri. Mr. Dressel was delinquent in filing a Form 4 for one transaction during 1996 required under Item 405 of Regulation S-K.

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

SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                               ----------------------------------------        Long-Term
      Name and       Fiscal                               Other Annual        Compensation         All Other
Principal Position    Year     Salary        Bonus      Compensation(1)         Options         Compensation(2)
-------------------  ------    ------        -----      ---------------       ------------      ---------------
 David R. Brining,    1996    $300,067     $ 77,250        $6,203                  0                $17,149
 CEO(3)               1995     276,317      135,725         6,600                  0                 17,073
                      1994     254,817      190,500         5,351             75,000                 16,489

 Monica J. Burke,     1996     114,583      19,675              0              3,000                 13,256
 Vice President       1995     109,667      31,500              0                  0                 13,514
 Finance(3)           1994     105,667      40,800              0                  0                 11,339

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

AGGREGATED OPTION(1) EXERCISES IN 1996 AND YEAR-END OPTION VALUES

                                                                                      Value of Unexercised,
                                                     Number of Unexercised                In the Money
                        Shares                      Options Held at Year End       Options Held at Year End(2)
       Named         Acquired On      Value      -----------------------------    -----------------------------
     Executives        Exercise      Realized    Exercisable     Unexercisable    Exercisable     Unexercisable
     ----------        --------      --------    -----------     -------------    -----------     -------------
 David R. Brining         0          $    0         37,500         37,500           $100,125        $100,125

 Monica J. Burke          0               0          6,750          3,000             60,210             375

(1)  The Company has no plans pursuant to which stock appreciation rights
     (SARs) may be granted.

(2) Value of unexercised "in the money" options is the difference between the market price of the Common Stock on December 31, 1996 ($13.75 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.


OPTION GRANTS IN 1996


                                                                     Potential Realizable         Potential Realizable
                                                                       Value at Assumed             Value at Assumed
                                                                     Annual Rates of Stock        Annual Rates of Stock
                                                                    Price Appreciation for       Price Appreciation for
                           Percent                                     Option Term for              Option Term for
                          of Total    Exercise                         Named Executive             All  Stockholders
    Named      Options    Options     Price        Expiration       ----------------------        ----------------------
 Executive     Granted    Granted    per Share         Date            5%         10%                5%             10%
 ---------     -------    -------    ---------         ----            --         ---                --             ---
 Monica J.
 Burke          3,000        8%       $13.625     March 15, 2003    $17,000     $39,000          $14,797,000    $34,484,000


DIRECTORS' COMPENSATION

The Company entered into consulting agreements with Messrs. Bloom and Desloge in 1983. Pursuant to the terms of the agreements, Messrs. Bloom and Desloge are to provide the Company with advice on any corporate acquisitions, retention of corporate assets, evaluation of key personnel, evaluation of the operations of subsidiaries, supervision of new product development, and general strategic planning. The agreements are renewable annually on December 31 with the consulting fee for the succeeding year set at that time. The Company agreed to a fee of $75,000 for Mr. Bloom and $50,000 for Mr. Desloge for 1996. The Company has also retained Mr. Warner in a consulting role for a fee of $8,400 which is renewable each year. In addition, the Company generally pays directors $500 for each board meeting attended.

 ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1997, the information with respect to the beneficial ownership of the Company's common stock by each of the Company's directors and officers and each stockholder known by the Company to beneficially own more than 5% of the outstanding common stock.

                                                 Number of Shares
               Beneficial Owner               Beneficially Owned(1)            Percent
               ----------------               ------------------               -------
               Martin J. Bloom                    497,452(2)                    18.59%
                                                  126,852(3)                     4.74%

               Theodore P. Desloge, Jr.           538,327                       20.12%
                                                  126,852(3)                     4.74%
               David R. Brining                   262,725(4)                     9.68%

               Phillip F. Dressel                  79,049(5)                     2.95%
               All directors and
               officers as a group              1,642,507(6)                    60.36%

               FMR Corporation
               82 Devonshire Street
               Boston, MA  02109                  229,200(7)                     8.57%

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

(4) Includes options to purchase 37,500 shares at $11.08 per share. Does not include 1,425 shares (.05%) owned by Mr. Brining's wife with respect to which Mr. Brining disclaims beneficial ownership.

(5) Represents shares deposited under trust agreements for the benefit of Mr. Dressel.

(6) Includes options to purchase 6,750 shares at $4.83 per share and 750 shares at $13.625 per share purchasable by an officer. In addition to the disclaimed shares described in (2) and (4) above, does not include 5,400 shares (.20%) held in trust by Mr. Warner's wife with respect to which Mr. Warner disclaims beneficial ownership.

(7) Based solely upon a Schedule 13G dated February 14, 1997. Of the 229,200 shares shown as beneficially owned by FMR Corporation, 229,200 are beneficially owned by Fidelity Management Research Company ("Fidelity Research"), a wholly-owned subsidiary of FMR Corporation and investment advisor of several investment companies. FMR Corporation and its chairman, Edward C. Johnson 3rd, each has sole power to dispose of the shares owned by Fidelity Research, but neither FMR Corporation nor Mr. Johnson has the sole power to vote or to direct the voting of such shares.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1987 and incident to the relocation of the corporate headquarters from St. Louis, Missouri to San Rafael, California, the Company accepted a $75,000 demand, non-interest bearing note from Mr. Brining, the President and CEO of the Company.

During 1996, the Company paid consulting and directors' fees to members of its Board of Directors totaling approximately $135,000.

Since March 1994, the Company has borrowed a total of $950,000 from certain officers, stockholders, and directors. The borrowings are evidenced by short-term notes that have original maturities of 13 weeks from the date of issuance and can be renewed. In January 1997, two notes totaling $500,000 at December 31, 1996, were renewed with interest rates ranging from 6.39% to 6.44% and each matures in April 1997.

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

EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

  Exhibit                                                     Page Number or Incorporated
  Number        Description                                   by Reference to
  ------        -----------                                   ---------------
  3             Articles of Incorporation and By-laws         Exhibit 3 to Report on Form 10-K for the year
                                                              ended December 31, 1985

  10.1          Valley Forge Corporation Amended and          Exhibit to Registration Statement Filed on
                Restated 1987 Stock Option Plan               Form S-8, dated July 2, 1996

  11            Computation of Net Income Per Share           Page 11

  22            Listing of Significant Subsidiaries           Page 12

  24            Consent of Independent Accountants            Page 13

                                                                     EXHIBIT 11





                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)





                                                      1996                   1995                      1994
                                              --------------------     --------------------     -------------------
                                                             Fully                    Fully                   Fully
                                              Primary      Diluted     Primary      Diluted     Primary     Diluted
                                              -------      -------     -------      -------     -------     -------
 Net income                                    $3,630       $3,630      $3,366       $3,366      $2,817      $2,817
                                               ======       ======      ======       ======      ======      ======

 Weighted average common shares
      outstanding                               2,668        2,668       2,662        2,662       2,615       2,615
 Common equivalent shares                          79           86          70           73          78          83
                                               ------       ------      ------       ------      ------      ------

 Weighted average common shares and
      common equivalent shares
      outstanding                               2,747        2,754       2,732        2,735       2,693       2,698
                                                =====        =====       =====        =====       =====       =====

 Net income per share                           $1.32        $1.32       $1.23        $1.23       $1.05       $1.05
                                                =====        =====       =====        =====       =====       =====

                                                                      EXHIBIT 22





                            VALLEY FORGE CORPORATION
                      LISTING OF SIGNIFICANT SUBSIDIARIES





                                                          State or Other                      Percentage
                                                         Jurisdiction of                       Owned by
                                                          Incorporation                       Registrant
                                                          -------------                       ----------
Atlantic Guest, Inc.                                          Delaware                              93%

Gits Manufacturing Company, Inc.                              Delaware                             100%

Heart Interface Corporation                                 Washington                             100%

Marine Industries Company, Inc.                             California                             100%

Multiplex Technology, Inc.                                  California                              66%

Turner Electric Corporation                                   Illinois                             100%

                       CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the registration statement of Valley Forge Corporation and Subsidiaries on Form S-8 (File No. 333-07475) of our reports dated February 19, 1997, on our audits of the consolidated financial statements and financial statement schedule of Valley Forge Corporation and Subsidiaries as of December 31, 1996, and 1995, and for the years ended December 31, 1996, 1995, and 1994, which reports are included in this Annual Report on Form 10-K.





Coopers & Lybrand, L.L.P.
San Francisco, California
March 13, 1997

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                     INDEX





                                                                                               PAGE
                                                                                               ----
FINANCIAL STATEMENTS:



    Report of Independent Accountants                                                            15

    Consolidated Statements of Income for the three years ended
         December 31,1996                                                                        16


    Consolidated Balance Sheets at December 31, 1996 and 1995                                    17


    Consolidated Statements of Stockholders' Equity for the three
         years ended December 31,1996                                                            18


    Consolidated Statements of Cash Flows for the three years ended
         December 31,1996                                                                        19


    Notes to Consolidated Financial Statements                                                   20


QUARTERLY FINANCIAL DATA - unaudited                                                             29


SELECTED FINANCIAL DATA - Five-Year Summary                                                      30


FINANCIAL STATEMENT SCHEDULE:


    Report of Independent Accountants                                                            31


    Valuation and Qualifying Accounts and Reserves (Schedule II)                                 32

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
         Stockholders of Valley Forge Corporation:


We have audited the accompanying consolidated balance sheets of Valley Forge Corporation and Subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Forge Corporation and Subsidiaries as of December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Coopers & Lybrand, L.L.P.
San Francisco, California
February 19, 1997

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended December 31, 1996, 1995, and 1994
                    (in thousands, except per share amounts)





                                                                1996         1995          1994
                                                                ----         ----          ----
 REVENUES                                                      $81,063      $75,128       $66,036
 Costs and expenses:
    Cost of goods sold                                          49,086       45,639        39,835
      Selling and administrative                                24,953       22,750        20,180
                                                             ---------    ---------     ---------

          OPERATING INCOME                                       7,024        6,739         6,021

 Other income (expense):
      Interest expense                                          (1,234)      (1,205)         (914)
      Interest income                                               49           54            14
      Other, net                                                   361           (3)         (427)
                                                             ---------    ---------     ---------
      INCOME BEFORE INCOME TAXES
         AND MINORITY INTERESTS                                  6,200        5,585         4,694

 Income taxes                                                    2,363        2,111         1,762
 Minority interests                                                207          108           115
                                                             ---------    ---------     ---------

 NET INCOME                                                  $   3,630    $   3,366     $   2,817
                                                             =========    =========     =========


 NET INCOME PER SHARE                                        $    1.32    $    1.23     $    1.05
                                                             =========    =========     =========


 Weighted average shares outstanding                             2,747        2,732         2,693
                                                             =========    =========     =========









     The accompanying notes are an integral part of these consolidated financial statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                      (in thousands, except share amounts)



                                                                                 1996           1995
                                                                                 ----           ----
 ASSETS
 CURRENT ASSETS
 Cash and equivalents                                                          $       -       $      34
 Accounts receivable, less allowance of $257 in 1996 and
      $211 in 1995

                                                                                  11,288          10,349
 Inventories, less allowance of $734 in 1996 and $533 in 1995                     17,102          16,310
 Other current assets                                                              1,623           1,605
                                                                               ---------       ---------
          Total current assets                                                    30,013          28,298
 Property, plant and equipment, net                                                9,652           7,854
 Goodwill, net of accumulated amortization of $5,181 in 1996
      and $4,353 in 1995                                                          12,601          13,431
 Investment in and advances to affiliate                                           2,721            -
 Other assets                                                                      1,362           1,158
                                                                               ---------       ---------
                                                                               $  56,349       $  50,741
                                                                               =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Loans and notes payable                                                       $   1,228       $     850
 Current portion of long-term debt                                                 1,433           1,419
 Accounts payable and accrued expenses                                             6,503           5,476
                                                                               ---------       ---------
          Total current liabilities                                                9,164           7,745

 Long-term debt                                                                   12,667          11,484
 Deferred income taxes                                                               806             855
                                                                               ---------       ---------
          Total liabilities                                                       22,637          20,084
                                                                               ---------       ---------

 Minority interests                                                                1,486           1,423
                                                                               ---------       ---------
 Commitments and contingencies

 STOCKHOLDERS' EQUITY
 Common stock, $.50 par value, authorized 15,000,000 shares,
      issued 2,795,940 shares in 1996 and 1995                                     1,398           1,398
 Capital in excess of par value                                                    8,450           8,443
 Cumulative foreign currency translation adjustment                                 (167)           (156)
 Retained earnings                                                                23,465          20,476
 Less treasury stock, at cost, 128,207 shares in 1996 and
      129,707 shares in 1995                                                        (920)           (927)
                                                                               ---------       ---------
                                                                                  32,226          29,234
                                                                               ---------       ---------
                                                                               $  56,349       $  50,741
                                                                               =========       =========



     The accompanying notes are an integral part of these consolidated financial statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1996, 1995, and 1994
                      (in thousands, except share amounts)






                                               Common Stock
                                       ---------------------------
                                             Shares               Capital in    Cumulative
                                          Issued and   Issued     Excess of     Translation     Retained     Treasury
                                         Outstanding   Amount     Par Value     Adjustment      Earnings      Stock
                                       ----------- -----------  -----------     -----------  -----------  -----------
  Balances at December 31, 1993          2,514,358      $1,398       $8,146           $(112)     $15,423      $(1,653)

 Net income                                      -           -            -               -        2,817            -
 Cash dividends, $.20 per share                  -           -            -               -         (526)           -
 Foreign currency translation
       adjustment                                -           -            -             (80)           -            -
 Exercise of stock options                 139,875           -          250               -            -          669
 Other                                           -           -            7               -            -           -
                                       ----------- -----------  -----------     -----------  -----------  -----------

 Balances at December 31, 1994           2,654,233       1,398        8,403            (192)      17,714         (984)
                                       ----------- -----------  -----------     -----------  -----------  -----------
 Net income                                      -           -            -               -        3,366            -
 Cash dividends, $.227 per share                 -           -            -               -         (604)           -
 Foreign currency translation
       adjustment                                -           -            -              36            -            -
 Exercise of stock options                  12,000           -           40               -            -           57
                                       ----------- -----------  -----------     -----------  -----------  -----------

 Balances at December 31, 1995           2,666,233       1,398        8,443            (156)      20,476         (927)


 Net income                                      -           -            -               -        3,630            -
 Cash dividends, $.24 per share                  -           -            -               -         (641)           -
 Foreign currency translation
       adjustment                                -           -            -             (11)           -            -
 Exercise of stock options                   1,500        -               7               -            -            7
                                       ----------- -----------  -----------     -----------  -----------  -----------

 Balances at December 31, 1996           2,667,733      $1,398       $8,450           $(167)     $23,465      $  (920)
                                       =========== ===========  ===========     ===========  ===========  ===========











     The accompanying notes are an integral part of these consolidated financial statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1996, 1995, and 1994
                                 (in thousands)





                                                                         1996             1995             1994
                                                                         ----             ----             ----
 OPERATING ACTIVITIES
 Net income                                                             $ 3,630          $ 3,366         $  2,817
 Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                        1,923            1,644            1,427
      Amortization                                                          926              914              837
      Loss on building held for sale                                       -                  77              450
      Minority interests                                                    207              108              115
      Other                                                                 (84)             (93)            (191)
          Changes in assets and liabilities, net of
              businesses acquired:
                  Accounts receivable                                      (939)            (814)            (847)
                  Inventories                                              (582)            (374)          (3,276)
                  Other current assets                                      (14)            (386)              92
                  Accounts payable and accrued expenses                   1,036              185              792
                                                                      ---------        ---------        ---------
 Net cash provided by operating activities                                6,103            4,627            2,216
                                                                      ---------        ---------        ---------
 INVESTING ACTIVITIES
 Additions to property, plant and equipment                              (3,653)          (2,878)          (2,363)
 Constructed facility                                                      -                 (46)          (2,715)
 Proceeds from sale of constructed facility                                -               2,821             -
 Investment in and advances to affiliate                                 (2,693)            -                -
 Businesses acquired in purchase transactions,
      net of cash acquired                                                 (700)            (876)          (6,574)
 Other                                                                      (39)             249               20
                                                                      ---------        ---------        ---------
 Net cash used for investing activities                                  (7,085)            (730)         (11,632)
                                                                      ---------        ---------        ---------

 FINANCING ACTIVITIES
 Net borrowings (repayments) on line of credit agreement                    728           (2,942)          (3,058)
 Principal payments on long-term debt                                    (1,481)            (188)          (1,871)
 Proceeds from long-term debt                                             2,678            1,565           11,000
 Net proceeds (repayments) of construction loans                           -              (1,941)           1,941
 Net proceeds (repayments) of short-term notes payable                     (350)             150              700
 Dividends paid                                                            (641)            (604)            (526)
 Stock options exercised                                                     14               97              919
 Other                                                                        -                -              311
                                                                      ---------        ---------        ---------
 Net cash provided by (used for) financing activities                       948           (3,863)           9,416
                                                                      ---------        ---------        ---------
 CHANGE IN CASH AND EQUIVALENTS                                             (34)              34                -
 Cash and equivalents at beginning of year                                   34                -                -
                                                                      ---------        ---------        ---------
 Cash and equivalents at end of year                                  $       -        $      34        $       -
                                                                      =========        =========        =========





     The accompanying notes are an integral part of these consolidated financial statements.

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valley Forge Corporation and all its majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. Investments in which the Company has a 20% to 50% interest are accounted for using the equity method.

USE OF ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from these estimates.

STOCK SPLIT

On December 6, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend distributed on March 12, 1996, to stockholders of record on March 1, 1996. Accordingly, all references in the financial statements to numbers of shares, per share amounts, stock option data, and market prices of the Company's common stock prior to the date of the split have been retroactively restated.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Cost for certain inventories in the industrial group is determined using the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is primarily provided by the straight-line method over the estimated useful lives of the various assets. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL

Goodwill is stated at cost and is amortized on the straight-line basis over various periods ranging from fifteen to forty years. The Company periodically evaluates the recoverability of its goodwill by comparing the aggregate estimated future cash flows generated by those assets with their carrying value. If the carrying value should exceed the aggregate cash flow amount, goodwill would be reduced accordingly.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's Canadian subsidiary and the equity investment in the foreign affiliate are translated at year-end exchange rates while the income statement amounts are translated using an average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholders' equity.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation expense for stock-based employee compensation plans based on the fair value of the stock options issued. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. APB No. 25 requires no recognition of compensation expense for the Company's stock-based compensation plan.

NEW PRONOUNCEMENTS

In February of 1997, Statement of Financial Accounting Standards No. 128 (SFAS
128), Earnings Per Share was issued and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes APB No. 15 Earnings Per Shares, and simplifies the computation of earnings per share
(EPS) by replacing the "primary" EPS requirements of APB No. 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The Company believes that the implementation of this new pronouncement will not have a material impact on the amounts calculated under the current EPS methodology.

FINANCIAL STATEMENT RECLASSIFICATION

Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation with no impact on previously reported net income or stockholders' equity.

NOTE B - INVENTORIES

At December 31, 1996 and 1995, inventories consist of the following (in thousands):



                                                              1996             1995
                                                              ----             ----
                        Raw materials                     $  8,673         $  8,617
                        Work-in-process                      3,069            2,455
                        Finished goods                       5,360            5,238
                                                         ---------        ---------
                                                           $17,102          $16,310
                                                         =========        =========

At December 31, 1996 and 1995, inventories of approximately $14,867,000 and $13,715,000, respectively, were valued using the FIFO method. Inventories of approximately $2,235,000 and $2,595,000 were valued using the LIFO method at December 31, 1996 and 1995, respectively. The replacement cost of LIFO inventories exceeds the LIFO value by approximately $275,000 and $333,000 at December 31, 1996 and 1995, respectively.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

At December 31, 1996 and 1995, property, plant and equipment consist of the following (in thousands):

                                                           1996             1995
                                                           ----             ----
               Land                                     $      820       $      495
                                                        ----------       ----------
               Buildings                                     3,449            2,506
               Machinery and equipment                      14,684           13,276
               Furniture and fixtures                        3,240            2,814
               Leasehold improvements                          339              303
               Construction in progress                        376             -
                                                        ----------       ----------
                                                            22,908           19,394
               Less accumulated depreciation
                 and amortization                          (13,256)         (11,540)
                                                        ----------       ----------
                                                        $    9,652       $    7,854
                                                        ==========       ==========

NOTE D - INVESTMENT IN AND ADVANCES TO AFFILIATE

To enhance its strategic position in the European marketplace, in April 1996 the Company acquired a 46% interest in Mastervolt, B. V., a Dutch manufacturer of power inverters and battery chargers for the marine and industrial markets, for $2,364,000 in cash. The purchase price in excess of net tangible assets acquired, approximately $2,100,000, is being amortized over 25 years. The Company has advanced $329,000 to this affiliate for working capital. The investment is being accounted for using the equity method.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 1996 and 1995, accounts payable and accrued expenses consist of the following (in thousands):





                                                             1996             1995
                                                             ----             ----
                Accounts payable                            $2,114           $2,265
                Wages, salaries, and benefits                1,630            1,426
                Other accrued expenses                       2,528            1,785
                Income taxes payable                           231             -
                                                          --------         --------
                                                          $  6,503         $  5,476
                                                          ========         ========

NOTE F - LONG-TERM DEBT

At December 31, 1996 and 1995, long-term debt consists of the following (in thousands):

                                                                              1996          1995
                                                                              ----          ----
            Notes payable to financial institutions, 8.15%, annual
                principal payments of $1,000 through June 2006            $   10,000   $   11,000
            Advanceable term loan, quarterly payments of $75
                 (see Note G) through June 1998                                3,200          850
            Mortgages                                                            726          835
            Other                                                                174          218
                                                                          ----------   ----------
                                                                              14,100       12,903
            Less current maturities                                           (1,433)      (1,419)
                                                                          ----------   ----------
                                                                          $   12,667   $   11,484
                                                                          ==========   ==========

Annual maturities of long-term debt are: $1,433,000 in 1997; $4,379,000 in 1998; $1,141,000 in 1999; $1,062,000 in 2000; $1,015,000 in 2001, and
$5,070,000 thereafter.

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

At December 31, 1996, the carrying value of long-term debt approximates fair value based on rates currently available to the Company for debt with similar characteristics.

NOTE G - LOANS AND NOTES PAYABLE

On August 31, 1996, the Company entered into a bank credit agreement for an advanceable term loan with borrowings up to $3,500,000 and a revolving credit note with borrowings up to $6,000,000. The revolving credit note bears interest at 1% under the bank's prime rate and expires June 30, 1997. The advanceable term loan bears interest at 0.5% above the bank's prime rate. At December 31, 1996, the balance outstanding under the revolving credit note was $728,000 and the balance outstanding under the advanceable term loan was $3,200,000 (see Note F). The bank's prime rate was 8.25% at December 31, 1996. This bank credit agreement requires the maintenance of certain financial ratios, as well as minimum capital requirements, at specified levels.

Included in the bank credit agreement described above is a second advanceable term loan with borrowings up to $3,000,000 at the bank's prime rate and due December 31, 1998. No amounts were drawn under this facility during 1996.

Since March 1994, the Company has borrowed a total of $950,000 from certain officers, stockholders, and directors. The borrowings are evidenced by short-term notes that have original maturities of 13 weeks from the date of issuance and can be renewed. At December 31, 1996, the borrowings outstanding under the notes totaled $500,000 and bore interest of 6.5%.

The weighted average interest rate on the above revolving credit note and short-term notes was 7.55% during 1996 and 8.30% during 1995.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is self-insured for medical claims up to $40,000 per claim and dental claims up to $1,000 per claim. At December 31, 1996 and 1995, accrued medical and dental expenses were $57,000 and $55,000, respectively.

Commitments under non-cancelable operating leases are $813,000 in 1997, $821,000 in 1998, $828,000 in 1999, $520,000 in 2000, $368,000 in 2001, and
$2,341,000 thereafter. Rental expense for operating leases for the years ended December 31, 1996, 1995, and 1994 was $1,028,000, $843,000, and $633,000,
respectively.

NOTE I - RELATED PARTY TRANSACTIONS

The Company pays consulting and director fees to members of its Board of Directors. These fees amounted to approximately $135,000 in 1996, $142,000 in 1995, and $160,000 in 1994.

At December 31, 1996, 1995, and 1994, there was a non-interest bearing demand note due from an officer of $75,000. This note arose due to relocation and is classified as a noncurrent other asset.

NOTE J - ACQUISITIONS

On June 1, 1994, Atlantic Guest, Inc. (Guest), a newly formed subsidiary of Valley Forge Corporation, acquired substantially all of the assets of The Guest Company, Inc. for a purchase price of approximately $6.5 million in cash and the assumption of certain liabilities totaling $392,000. Guest, located in Meriden, Connecticut, is a manufacturer of marine products including battery chargers, battery switches, and lighting products. The purchase price in excess of net tangible assets acquired, approximately $4.6 million, was recorded as goodwill and is being amortized over 15 years.

In connection with the formation of Guest, the Company sold a 14% interest in the subsidiary, 7% each to two officers of the subsidiary. Each officer paid cash of $150,500 and issued a note due to the Company for $150,500 for their minority interest. The Company and officers also entered into agreements whereby the officers may require the Company to purchase their shares at book value. The Company's total purchase obligation shall not exceed $75,000 in any twelve-month period, and it has right of first refusal to purchase the officers' stock. Under this agreement, in July 1996, the Company purchased a 7% interest from the officers (3.5% from each) increasing its ownership interest to 93%. The Company paid $75,250 to each officer and reissued the notes due in the amount of $75,250 each. The reissued notes bear interest at 8.15% and are due December 31, 1999. The notes are collateralized by Guest stock and, accordingly, the notes and accrued interest of approximately $158,000 at December 31, 1996, are recorded as a reduction of minority interests.

In connection with the Company's acquisition of a 66% ownership interest in Multiplex Technology, Inc. (Multiplex) in 1991, the Company entered into an agreement with all Multiplex common stock and option holders whereby they may require the Company to purchase their shares of Multiplex up to a maximum of $200,000 a year. Under this agreement, the Company may have an obligation to purchase all of the then outstanding common stock of Multiplex if there is a specified change in control of the Company. The Multiplex stock is revalued each quarter based on an earnings formula. As of December 31, 1996, the total purchase obligation would be approximately $2,425,000. Since 1991, the Company has purchased a total of 11,168 shares for approximately $162,000.

In addition to the above, since 1994, the Company has invested $1,451,000 in product line and other business acquisitions.

NOTE K - SEGMENT INFORMATION

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

Revenues consist principally of sales to unaffiliated customers; sales to affiliated customers are not material. No general corporate expenses, interest expense, interest income, or other income (expense) have been allocated to the operating income of either industry segment. Financial information by industry segment for each of the three years in the period ended December 31, 1996 follows (in thousands):

                                                   1996            1995            1994
                                                   ----            ----            ----
          REVENUES
          Industrial group                          $38,220         $35,142          $33,266
          Recreational group                         42,843          39,986           32,770
                                                   --------        --------         --------
          Total                                     $81,063         $75,128          $66,036
                                                   ========        ========         ========
          OPERATING INCOME
          Industrial group                         $  6,596        $  5,493         $  5,784
          Recreational group                          1,877           2,699            1,809
          General corporate                          (1,449)         (1,453)          (1,572)
                                                   --------        --------         --------
          Total                                    $  7,024        $  6,739         $  6,021
                                                   ========        ========         ========


          IDENTIFIABLE ASSETS
          Industrial group                          $19,551         $18,648          $19,312
          Recreational group                         35,246          29,856           28,017
          General corporate                           1,552           2,237            3,616
                                                   --------        --------         --------
          Total                                    $ 56,349        $ 50,741         $ 50,945
                                                   ========        ========         ========
          CAPITAL EXPENDITURES
          Industrial group                         $  1,102        $  1,582         $  1,209
          Recreational group                          2,543           1,273            1,137
          General corporate                               8              23               17
                                                   --------        --------         --------
          Total                                    $  3,653        $  2,878         $  2,363
                                                   ========        ========         ========

          DEPRECIATION AND AMORTIZATION
          Industrial group                         $  1,274        $  1,111         $    965
          Recreational group                          1,553           1,426            1,248
          General corporate                              22              21               51
                                                   --------        --------         --------
          Total                                    $  2,849        $  2,558         $  2,264
                                                   ========        ========         ========

The recreational group's revenues include sales to one customer of approximately $8,100,000 in 1996. Sales to this customer in 1995 and 1994 were less than 10% of total revenues. Export revenues from unaffiliated customers accounted for approximately 11% of total revenues in 1996, 1995, and 1994.

NOTE L - RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the years ended December 31, 1996, 1995, and 1994 was approximately $2,262,000, $1,805,000, and $1,425,000, respectively.

NOTE M - BUILDING SALE

In 1994, the Company decided to sell a building that was used in its operations. In 1994, a reserve of $450,000 for the write-down of the building to its estimated net realizable value was included in "Other expense, net." In August 1995, the building was sold for $242,000 cash and a $600,000 promissory note.

NOTE N - INCOME TAXES

The components of provision for income taxes for the years ended December 31, 1996, 1995, and 1994 are as follows (in thousands):

                                            1996         1995          1994
                                            ----         ----          ----
 Federal
      Current                               $2,175       $1,923        $1,653
      Deferred                                 (45)         (65)         (126)
                                          --------     --------      --------
                                             2,130        1,858         1,527
                                          --------     --------      --------
 State
      Current                                  238          213           279
      Deferred                                 (13)          34           (56)
                                          --------     --------      --------
                                               225          247           223
                                          --------     --------      --------

 Foreign - current                               8            6            12
                                          --------     --------      --------
                                          $  2,363     $  2,111      $  1,762
                                          ========     ========      ========

The components of deferred income taxes as of December 31, 1996 and 1995 are as follows (in thousands):

                                                           1996           1995
                                                           ----           ----
 Deferred income tax liabilities:
       Property, plant and equipment                         $  807         $  750
       LIFO reserve                                             242            242
       Other                                                    148            168
                                                           --------       --------
                                                              1,197          1,160
                                                           --------       --------
 Deferred income tax assets:
       Tax net operating loss, expense, and
          credit carryforwards                                 (228)          (237)
       Inventory basis differences                             (364)          (277)
       Accrued expenses                                        (467)          (396)
       Other                                                    (98)          (150)
                                                           --------       --------
                                                             (1,157)        (1,060)
 Valuation allowance                                            228            237
                                                           --------       --------
                                                               (929)          (823)
                                                           --------       --------
 Net deferred income tax liability                              268            337
 Deferred income taxes included in other
       current assets                                           538            518
                                                           --------       --------
 Long-term deferred income tax liability                   $    806       $    855
                                                           ========       ========

The Company has Canadian tax net operating loss carryforwards of approximately $150,000 and Canadian research and development expense carryforwards of approximately $285,000 available to offset future Canadian taxable income. The net operating loss carryforwards will expire in various years from 1999 through 2003. The research and development expense carryforwards have no expiration period. The Company also has Canadian research and development credit carryforwards totaling approximately $58,000 available to offset future Canadian taxable income. These credits expire in the years 2000 through 2006.

The valuation allowance for deferred income tax assets relates to the realizability of tax net operating loss, research and development expense, and tax credit carryforwards by the Company's Canadian subsidiary. The net change in the valuation allowance during 1996 was a reduction of $9,000 due to the utilization of net operating losses during the year.

For the year ended December 31, 1995, the Company utilized pre-acquisition net operating loss and general business credit carryforwards. The associated benefits of $25,000 were reflected as a reduction of goodwill.

The differences between the statutory and effective tax rates on income are as follows:

                                                       1996        1995          1994
                                                     -------     -------        -------
U.S. Federal statutory rate                             34.0%       34.0%          34.0%
Nondeductible items, primarily goodwill
    amortization                                        1.21         2.9            3.1
State income taxes, less Federal benefit                 2.4         2.4            2.9
Utilization of net operating losses and credits          (.5)       (1.8)          (2.1)
Other, net                                               1.0         0.3           (0.4)
                                                     -------     -------        -------
                                                        38.1%       37.8%          37.5%
                                                     =======     =======        =======


No provision was made in 1996 for U. S. income taxes on the undistributed earnings of the Canadian subsidiary or foreign affiliate as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 1996 undistributed earnings of these foreign entities amount to approximately $90,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during 1996, 1995, and 1994 was as follows (in thousands):

                                                                    1996             1995             1994
                                                                    ----             ----             ----
                                       Income taxes               $1,942           $2,419           $1,689
                                       Interest                    1,225            1,216              899

During 1994, the Company capitalized approximately $60,000 of interest costs associated with facility construction. In connection with the acquisition of the assets of Guest in June 1994, the Company assumed liabilities of $392,000. Immediately following the acquisition, $96,000 due to the former owner was repaid.

NOTE P - RETIREMENT PLANS

The Company sponsors a profit sharing plan for all non-union employees at several subsidiaries. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. Profit sharing expense for this plan for 1996, 1995, and 1994 was approximately $171,000, $180,000, and $175,000, respectively.

The Company has a 401(k) plan which covers all employees at domestic locations in which the Company has an ownership interest in excess of 80%. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company. Employer contributions to the plan were approximately $298,000, $273,000, and $211,000 in 1996, 1995, and 1994, respectively.

Multiplex has a 401(k) plan which covers all of their employees. Multiplex's contributions to the plan are discretionary and totaled approximately $26,000, $19,000, and $12,000 in 1996, 1995, and 1994, respectively.

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

The funded status of the Plan and the components of net periodic defined benefit pension cost are set forth in the following table. The rates used in determining the actuarial present value of the benefit obligations at December 31 were (i) discount rate - 6.5% in 1996 and 6.0% in 1995, and (ii) the expected long-term rate of return on assets - 8.75% in 1996 and 1995. Benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the estimated obligations in the following table (in thousands).

                                                           1996           1995
                                                           ----           ----
 Actuarial present value of benefit obligations:
       Vested benefits                                         $  (790)       $  (784)
       Nonvested benefits                                          (70)           (67)
                                                             ---------       --------
 Accumulated and projected
    benefit obligations (ABO and PBO)                             (860)          (851)
 Plan assets at fair value                                       1,077            929
                                                              --------       --------
 Plan assets in excess of ABO and PBO                              217             78
 Prior service cost not yet recognized
    in net periodic pension cost                                    43             47
 Unrecognized net gain                                            (216)           (98)
 Unrecognized net asset being
    amortized over 13.7 years                                      (26)           (28)
                                                             ---------      ---------
 Prepaid (accrued) pension cost                              $      18      $      (1)
                                                             =========      =========

 Net pension cost included the
    following components:
       Service cost                                          $      40      $      27
       Interest cost                                                50             51
       Actual return on plan assets                               (156)          (204)
       Net amortization and deferral                                77            141
                                                             ---------       --------
 Net pension cost                                            $      11      $      15
                                                             =========      =========

NOTE Q - STOCK OPTION PLAN

The Company has a nonqualified stock option plan for key employees. In 1996 the stockholders approved an amendment to the plan to increase the number of shares available for option grants by 300,000 to a total of 750,000 shares authorized. Under the plan, options are granted at prices not less than the fair market value of the stock on the date of grant. The options expire not more than seven years from the grant date and generally vest over four years.

Activity under the stock option plan follows:

                                                                      Optioned Shares
                                                Options         --------------------------
                                               Available          Number         Price per
                                               for Grant        of Options         Share
                                               ---------        ----------       ---------
 Balances, December 31, 1993                  120,000           273,750        $ 4.79 - $8.00

 Options granted                              (90,000)           90,000              11.08
 Options exercised                               -             (139,875)         4.79 -  7.75
                                              -------           -------         --------------
 Balances, December 31, 1994                   30,000           223,875          4.79 - 11.08

 Options granted                              (30,000)           30,000              12.00
 Options exercised                               -              (12,000)         4.83 - 7.75
                                              -------           -------         --------------
 Balances, December 31, 1995                     -              241,875          4.79 - 12.00

 Options authorized                           300,000              -
 Options granted                              (43,500)           43,500         11.75 - 13.625
 Options exercised                               -               (1,500)              7.75
 Options canceled                              15,750           (15,750)         7.83 - 12.00
                                              -------           -------         --------------
 Balances, December 31, 1996                  272,250           268,125         $4.79 - 13.625
                                              =======           =======         ==============

The following table summarizes information about vested options:



                        Number of
                         Options              Price Per Share
                         -------              ---------------
 December 31, 1996                             $4.79 - $12.00
                         152,250
 December 31, 1995                             $4.79 - $11.08
                         115,125
 December 31, 1994                              $4.79 - $8.00
                         77,625

The Company applies APB No. 25 and related Interpretations in accounting for grants to employees under its stock-based compensation plan, described above. Accordingly, no compensation expense has been recognized for grants to employees under its fixed stock option plan. Had compensation expense been charged to net income for grants to employees under the Company's fixed stock option plans based on fair value at the grant dates for awards under the plan, consistent with the method encouraged by SFAS 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                        1996                          1995
                               ----------------------         ---------------------
                                  As                             As
                               Reported      Proforma         Reported     Proforma
                               --------      --------         --------     --------
 Net income                     $3,630       $3,589           $3,366        $3,356

 Net income per share            $1.32        $1.31            $1.23         $1.23

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      1996           1995
                                      ----           ----
 Expected dividend yield              1.85%          1.85%
 Expected volatility                  23.10%         26.00%
 Risk-free interest rate              6.30%          5.98%
 Expected lives (years)               3.50           3.50

The weighted-average grant-date fair value of options granted during 1996 and 1995 was $2.97 and $2.81, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                       Options Outstanding                          Options Exercisable
                        --------------------------------------------------    --------------------------------
                                       Weighted Average
 Range of Prices          Number        Remaining Life    Weighted Average    Number of       Weighted Average
 per Share Price        of Options        (in years)      Price per Share      Options        Price per Share
 ---------------        ----------     ----------------   ---------------      --------       ----- ----------
    $4.79 - $4.92         61,875             1.30              $4.82             61,875            $4.82
    $7.83 - $8.00         50,250             3.67              $7.94             39,750            $7.94
  $11.08 - $13.625       156,000             5.13             $11.83             50,625           $11.18
                         -------                                                -------
   $4.79 - $13.625       268,125                                                152,250
                         =======                                                =======

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA
              (unaudited, in thousands, except per share amounts)





                                                          First             Second             Third            Fourth
                                                         Quarter           Quarter            Quarter           Quarter
                                                         -------           -------            -------           -------
                       1996
                       ----
                       Revenues                             $19,022           $22,153           $19,361            $20,527
                       Gross profit                           7,520             8,717             7,446              8,294
                       Net income                               918             1,105               709                898

                       Net income per share                    $.33              $.40              $.26               $.33

                       1995
                       ----
                       Revenues                             $18,863           $19,881           $18,014            $18,370
                       Gross profit                           7,705             7,664             7,046              7,074
                       Net income                             1,008               978               696                684

                       Net income per share                    $.37              $.36              $.25               $.25

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                               FIVE-YEAR SUMMARY
                    (in thousands, except per share amounts)





                    Years ended December 31,                          1996        1995        1994        1993        1992
                    ------------------------                          ----        ----        ----        ----        ----
                    Revenues                                       $81,063     $75,128     $66,036     $53,256     $44,060

                    Net income                                       3,630       3,366       2,817       2,115       1,859

                    Total assets                                    56,349      50,741      50,945      37,668      32,536

                    Long-term obligations                           12,667      11,484      11,383       1,437       2,389



                    PER SHARE
                    Net income                                       $1.32       $1.23       $1.05        $.81        $.70

                    Cash dividends                                     .24        .227         .20         .20         .20

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
         Stockholders of Valley Forge Corporation:

Our report on the consolidated financial statements of Valley Forge Corporation and Subsidiaries is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand, L.L.P.
San Francisco, California
February 19, 1997

                   VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years ended December 31, 1996, 1995, and 1994





                                Column A                     Column B               Column C               Column D        Column E
                                --------                     --------               --------               --------        --------
                                                                                    Additions
                                                                           --------------------------
                                                                            Beginning
                                                            Balance at      balance of     Charged to                      Balance
                                                             beginning     consolidated     costs and                     at end of
                               Description                   of period      subsidiary      expenses      Deductions        period
                               -----------                   ---------      ----------      --------      ----------        ------
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS
                   Year ended December 31, 1996               $211,000   $       -           $182,000       $136,000       $257,000
                   Year ended December 31, 1995                151,000           -             96,000         36,000        211,000
                   Year ended December 31, 1994                179,000           -             72,000        100,000        151,000


                   ALLOWANCE FOR EXCESS AND
                     OBSOLETE INVENTORY
                   Year ended December 31, 1996               $533,000   $       -           $248,000       $ 47,000       $734,000
                   Year ended December 31, 1995                373,000         30,000         141,000         11,000        533,000
                   Year ended December 31, 1994                286,000           -            130,000         43,000        373,000


                   ACCRUED WARRANTY EXPENSE
                   Year ended December 31, 1996               $258,000   $       -           $151,000   $       -          $409,000
                   Year ended December 31, 1995                258,000           -               -              -           258,000
                   Year ended December 31, 1994                193,000           -             93,000         28,000        258,000


                   ACCRUED MEDICAL AND DENTAL EXPENSE
                   Year ended December 31, 1996              $  55,000   $       -          $   2,000   $       -         $  57,000
                   Year ended December 31, 1995                 90,000           -               -            35,000         55,000
                   Year ended December 31, 1994                 69,000           -             21,000           -            90,000

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        VALLEY FORGE CORPORATION





Dated: 3/14/97                          /s/
                                        ---------------------------------------
                              By:      David R. Brining
                                       President, Director, and Chief
                                       Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: 3/14/97  /s/                     Dated: 3/14/97 /s/
              ------------------------                ------------------------
              Martin J. Bloom                         Theodore P. Desloge, Jr.
              Co-Chairman of the Board                Co-Chairman of the Board



Dated: 3/14/97  /s/                      Dated:
              ------------------------                ------------------------
              David R. Brining                        Phillip F. Dressel
              President, Director, and Director
              Chief Executive Officer





Dated: 3/14/97 /s/                       Dated: 3/14/97 /s/
              ------------------------                ------------------------
              Dale J. Warner                          Monica J. Burke
              Director                                Vice President Finance





Dated: 3/14/97    /s/
              ------------------------
              Sherilyn L. Dacquisto
              Corporate Controller