Form 10-Q
period 1997-03-31
VALLEY FORGE CORP
filed 1997-05-13
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997             Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             GEORGIA                                  58-0833796
    ------------------------             ------------------------------------
    (State of incorporation)             (IRS Employer Identification Number)


       100 Smith Ranch Road, Suite 326, San Rafael, California 94903-1994
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (415) 492-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at May 5, 1997, was 2,678,983.

The Exhibit Index is located on Page 2.

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1997


                                      INDEX

                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION
------------------------------
Item 1.    Financial Statements

           a)       Condensed Consolidated Statements of Income for
                    the Three Months Ended March 31, 1997
                    and 1996                                               3

           b)       Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 1997
                    and 1996                                               4

           c)       Condensed Consolidated Balance Sheets at
                    March 31, 1997 and December 31, 1996                   5

           d)       Notes to Condensed Consolidated Financial Statements   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II:   OTHER INFORMATION
----------------------------
Item 6.    Exhibits and Reports on Form 8-K                                9

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               (Unaudited, in thousands, except per share amounts)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997            1996
                                                         ----            ----
REVENUES                                               $ 22,492        $ 19,022

Costs and expenses:
      Cost of goods sold                                 13,326          11,502
      Selling and administrative                          6,855           5,914
                                                       --------        --------

           OPERATING INCOME                               2,311           1,606

Other income (expense):
      Interest expense                                     (310)           (284)
      Interest income                                        17              27
      Other, net                                             34             256
                                                       --------        --------

           INCOME BEFORE INCOME TAXES
             AND MINORITY INTERESTS                       2,052           1,605

Income taxes                                                810             635
Minority interests                                           32              52
                                                       --------        --------

NET INCOME                                             $  1,210        $    918
                                                       ========        ========

NET INCOME PER SHARE                                   $    .44        $    .33
                                                       ========        ========

Dividends per share                                    $    .06        $    .06
                                                       ========        ========

Weighted average shares outstanding                       2,770           2,743
                                                       ========        ========


            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                              Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              1997        1996
                                                              ----        ----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        $    96     $  (610)

INVESTING ACTIVITIES
Additions to property, plant, and equipment                    (818)     (1,300)
Other                                                          (141)        (28)
                                                            -------     -------

Net cash used for investing activities                         (959)     (1,328)
                                                            -------     -------

FINANCING ACTIVITIES
Net borrowings on line of credit agreement                    1,506       2,154
Principal payments on long-term debt                           (115)       (100)
Stock options exercised                                          80          11
Dividends paid                                                 (161)       (161)
                                                            -------     -------

Net cash provided by financing activities                     1,310       1,904
                                                            -------     -------

CHANGE IN CASH AND EQUIVALENTS                                  447         (34)
Cash and equivalents at beginning of year                      --            34
                                                            -------     -------

CASH AND EQUIVALENTS AT END OF PERIOD                       $   447     $  --
                                                            =======     =======

           See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                          March 31,  December 31,
                                                            1997         1996
                                                          -------       -------
ASSETS                                                  (unaudited)
CURRENT ASSETS
Cash and equivalents                                       $   447       $  --
Accounts receivable, net                                    13,911        11,288
Inventories                                                 17,206        17,102
Other current assets                                         1,532         1,623
                                                           -------       -------
      Total current assets                                  33,096        30,013

Property, plant, and equipment, net                          9,938         9,652
Goodwill, net                                               12,404        12,601
Investment in and advances to affiliate                      2,717         2,721
Other assets                                                 1,342         1,362
                                                           -------       -------
                                                           $59,497       $56,349
                                                           =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                                    $ 2,734       $ 1,228
Current portion of long-term debt                            1,526         1,433
Accounts payable and accrued expenses                        7,257         6,503
                                                           -------       -------
      Total current liabilities                             11,517         9,164

Long-term debt                                              12,460        12,667
Deferred income taxes                                          806           806
Minority interests                                           1,386         1,486
Stockholders' equity                                        33,328        32,226
                                                           -------       -------
                                                           $59,497       $56,349
                                                           =======       =======



           See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited, in thousands, except per share amounts)
GENERAL

Information with respect to the three months ended March 31, 1997 and 1996 is unaudited.

All adjustments, which are in the opinion of management necessary to a fair presentation of results for the interim periods, have been included herein. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation. These financial statements are presented in accordance with the Securities and Exchange Commission disclosure requirements for Form 10-Q. Reference should be made to the Valley Forge Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

INVENTORIES                                         March 31,          December 31,
                                                      1997                1996
                                                     -------             -------
Raw materials                                        $ 8,407             $ 8,673
Work-in-process                                        3,476               3,069
Finished goods                                         5,323               5,360
                                                     -------             -------
                                                     $17,206             $17,102
                                                     =======             =======

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares and equivalents outstanding during the periods. There was no difference between primary and fully diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during the three months ended March 31, 1997 and 1996 was as follows:

                                                1997                 1996
                                                ----                 ----
Income taxes                                    $339                  $25

Interest                                        $307                 $275

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1997

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

FINANCIAL CONDITION

During the first quarter of 1997, the Company borrowed on its bank line of credit ($1.5 million, net) to fund its working capital requirements and invest in property, plant, and equipment ($800 thousand), including payments for the construction of an operating facility ($400 thousand). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1997.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $3 million (18%) in the quarter ended March 31, 1997, over the same quarter in the prior year, with the recreational products segment sales increasing 21% and the industrial products segment increasing 15%. Gross profits for the quarter increased $1.6 million (22%) from the first quarter of 1996. The consolidated gross profit margin percentage increased 1.3% from 39.5% in 1996 to 40.8% in 1997. The increase in sales and related gross profits for the first quarter of 1997 was due principally to increased unit volume on existing products. In addition, new product introductions contributed to the increase sales and gross profits.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $941 thousand (16%) for the quarter ended March 31, 1997, over the same quarter in the prior year. Selling and administrative expenses as a percentage of sales decreased from 31.1% for the first quarter of 1996 to 30.5% for the first quarter of 1997.

OTHER INCOME (EXPENSE)

Other, net for the quarter ended March 31, 1996, includes $250,000 of proceeds from a life insurance policy on the former president of Gits Manufacturing.

QUARTERLY RESULTS

The following table sets forth unaudited consolidated summary financial data for each quarter of 1995, 1996, and 1997 to date. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period. Dollars in thousands, except per share amounts:

1995                        First Quarter           Second Quarter           Third Quarter           Fourth Quarter
                            -------------           --------------           -------------           --------------
Revenues                          $18,863                  $19,881                  $18,014                 $18,370
Gross profit                        7,705                    7,664                    7,046                   7,074
Net income                          1,008                      978                      696                     684

Net income per share                 $.37                     $.36                     $.25                    $.25

1996                        First Quarter           Second Quarter           Third Quarter           Fourth Quarter
                            -------------           --------------           -------------           --------------

Revenues                          $19,022                  $22,153                  $19,361                 $20,527
Gross profit                        7,520                    8,717                    7,446                   8,294
Net income                            918                    1,105                      709                     898

Net income per share                 $.33                     $.40                     $.26                    $.33

1997                        First Quarter
                            -------------
Revenues                          $22,492
Gross profit                        9,166
Net income                          1,210

Net income per share                 $.44

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            Part II Other Information
                      For the Quarter Ended March 31, 1997


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

            b)        Reports on Form 8:

                      None.

                                                                      Exhibit 11

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                        Computation of Earnings per Share
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1997           1996
                                                       ----------     ----------
PRIMARY:
Weighted average common shares
       outstanding                                      2,674,858      2,667,568
Common equivalent shares                                   95,010         75,729
                                                       ----------     ----------
Weighted average common shares and
       common equivalent shares outstanding             2,769,868      2,743,297
                                                       ==========     ==========


Net income                                             $1,210,000     $  918,000
                                                       ==========     ==========


Primary earnings per share                             $      .44     $      .33
                                                       ==========     ==========


FULLY DILUTED:
Weighted average common shares
       outstanding                                      2,674,858      2,667,568
Common equivalent shares                                  106,741         91,689
                                                       ----------     ----------
Weighted average common shares and
       common equivalent shares outstanding             2,781,599      2,759,257
                                                       ==========     ==========


Net income                                             $1,210,000     $  918,000
                                                       ==========     ==========


Fully diluted earnings per share                       $      .44     $      .33
                                                       ==========     ==========

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VALLEY FORGE CORPORATION
                            ------------------------
                            Registrant



Date:  May 13, 1997         /s/
                            -------------------------------
                            Monica J. Burke
                            Vice President Finance

Exhibit Index
Exhibit 27
Financial Data Schedule