Form 10-K/A
period 1996-12-31
VALLEY FORGE CORP
filed 1997-06-04
CIK 102680

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

The Exhibit Index is located on pages 4 and 5.



================================================================================
                                    1 of 48

                                TABLE OF CONTENTS

                                                                        10K       10K/A
                                                                        Page      Page
                                                                        ----      ----
Part I

Item 1         Business                                                 2-4
Item 2         Properties                                               4-5
Item 3         Legal Proceedings                                        5
Item 4         Submission of Matters to a Vote
                  of Security Holders                                   5

Part II

Item 5         Market for the Registrant's Common
                  Stock and Related Stockholder
                  Matters                                               5
Item 6         Selected Financial Data                                  5
Item 7         Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                                 5-7
Item 8         Financial Statements and
                  Supplementary Data                                    7
Item 9         Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                  7

Part III

Item 10        Director and Officers of the
                  Registrant                                            7
Item 11        Executive Compensation                                   8
Item 12        Security Ownership of Certain
                  Beneficial Owners and Management                      9-10
Item 13        Certain Relationships and Related
                  Transactions                                          10

Part IV

Item 14        Exhibits, Financial Statement
                  Schedules, and Reports on Form
                  8-K                                                   10        3-5


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Index to Certain Documents

                                                              Original 10-K     10-K/A
                                                              Page No.          Page No.
                                                              -------------     --------
        (1)    Independent Auditor's Report                         15

        (2)    Financial Statements

               (a)   Consolidated Balance Sheets as of
                     December 31, 1996 and 1995                     17

               (b)   Consolidated Statements of Income
                     for the Fiscal Years Ended December
                     31, 1996, 1995, and 1994                       16

               (c)   Consolidated Statements of
                     Stockholders' Equity for the Fiscal
                     Years Ended December 31, 1996, 1995,
                     and 1994                                       18

               (d)   Consolidated Statement of Cash Flows
                     for the Fiscal Years Ended December
                     31, 1996, 1995, and 1994                       19

        (3)    Notes to consolidated Financial Statements           20-28

        (4)    Financial Statement Schedules

               II    Valuation and Qualifying Accounts
                     and Reserves for the Fiscal Years
                     Ended December 31, 1996, 1995, and
                     1994                                           32

        All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required, or the information called for therein appears in the consolidated financial statements or the notes thereto.


(b)     Reports on Form 8-K

        None.

(c)     Index to Exhibits

                                                                        Page Number or
Exhibit                                                                 Incorporated by
Number                       Description                                Reference to
------                       -----------                                ------------
   3           Articles of Incorporation
               and Bylaws                                               Exhibit 3 to Form
                                                                        10-K for the year
                                                                        ended December
                                                                        31,1985

   4    Instruments Defining the Rights of  Security Holders,
        Including Debentures

        4.1    Note Purchase Agreement dated as of May 15, 1994,
               among the Registrant and Northwestern National
               Life Insurance Company, Bankers Security Life
               (formerly The North Atlantic Life Insurance
               Company of America), and The Northern Life
               Insurance Company                                        8 - 41

        4.2    Amended and Restated Credit Agreement dated
               August 31, 1996, between the Registrant and The
               Boatmen's National Bank of St. Louis                    42 - 48

   10   Material Contracts

        10.1   Valley Forge Corporation Amended
               and Restated 1987 Stock Option                           Exhibit to
               Plan                                                     Registration
                                                                        Statement on
                                                                        Form S-8, filed
                                                                        July 2, 1996
                                                                        (Commission file
                                                                        No. 33-50250)

   11   Computation of Net Income Per Share                             Exhibit 11 of
                                                                        10-K for year
                                                                        ended December
                                                                        31, 1996

   21   Subsidiaries of the Registrant                                  Exhibit 22 of
                                                                        10-K for year
                                                                        ended December
                                                                        31, 1996

   23   Consent of Independent Accountants                              Exhibit 24 of
                                                                        10-K for year
                                                                        ended December 31,
                                                                        1996

   27   Financial Data Schedule                                         Exhibit 27 of 10-K for
                                                                        year ended December
                                                                        31, 1996.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   VALLEY FORGE CORPORATION



                                                By    /s/ Monica J. Burke
                                                    ------------------------
                                                    Monica J. Burke
                                                    Vice President Finance
                                                    (Principal Financial and
                                                    Accounting Officer)

Dated:  June 3, 1997

                                  EXHIBIT INDEX

                                                                         10K/A Page
        Description                                                      Number
        -----------                                                      ------
        4.1    Note Purchase Agreement dated as of May 15, 1994,
               among the Registrant and Northwestern National
               Life Insurance Company, Bankers Security Life
               (formerly The North Atlantic Life Insurance
               Company of America), and The Northern Life
               Insurance Company                                         8 - 41


        4.2    Amended and Restated Credit Agreement dated
               August 31, 1996, between the Registrant and
               The Boatmen's National Bank of St. Louis                 42 - 48
