Form 10-Q
period 1997-06-30
VALLEY FORGE CORP
filed 1997-07-31
CIK 102680

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997                Commission File Number 1-9897


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



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at July 31, 1997, was 2,690,233.

The Exhibit Index is located on Page 2.

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended June 30, 1997


                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I:  FINANCIAL INFORMATION

Item 1.        Financial Statements

               a)   Condensed  Consolidated  Statements of Income for the Three and
                    Six Months Ended June 30, 1997 and 1996                                               3

               b)   Condensed Consolidated Balance Sheets at June 30, 1997 and
                    December 31, 1996                                                                     4

               c)   Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1997 and 1996                                                   5

               d)   Notes to Condensed Consolidated Financial Statements                                  6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      7

PART II:  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                           9

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               (Unaudited, in thousands, except per share amounts)



                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                        ----------------------      ----------------------
                                          1997          1996          1997          1996
                                        --------      --------      --------      --------
REVENUES                                $ 24,540      $ 22,153      $ 47,032      $ 41,175
Cost of goods sold                        14,382        13,436        27,708        24,938
                                        --------      --------      --------      --------

         GROSS PROFIT                     10,158         8,717        19,324        16,237

Selling and administrative                 7,475         6,469        14,330        12,383
                                        --------      --------      --------      --------

         OPERATING INCOME                  2,683         2,248         4,994         3,854

Other income (expense):
     Interest expense                       (318)         (345)         (628)         (629)
     Other, net                               93             1           144           284
                                        --------      --------      --------      --------

         INCOME BEFORE INCOME TAXES
           AND MINORITY INTERESTS          2,458         1,904         4,510         3,509

Income taxes                                 971           743         1,781         1,378
Minority interests                           (20)           56            12           108
                                        --------      --------      --------      --------

NET INCOME                              $  1,507      $  1,105      $  2,717      $  2,023
                                        ========      ========      ========      ========

NET INCOME PER SHARE                    $    .54      $    .40      $    .98      $    .73
                                        ========      ========      ========      ========

Dividends per share                     $    .06      $    .06      $    .12      $    .12
                                        ========      ========      ========      ========

Weighted average shares outstanding        2,792         2,762         2,781         2,753
                                        ========      ========      ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                              June 30,   December 31,
                                                1997        1996
                                               -------     -------
                                             (unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents                           $  --       $  --
Accounts receivable, net                        13,015      11,288
Inventories                                     17,457      17,102
Other current assets                             1,611       1,623
                                               -------     -------
     Total current assets                       32,083      30,013

Property, plant, and equipment, net             10,240       9,652
Goodwill, net                                   12,196      12,601
Investment in and advances to affiliate          3,048       2,721
Other assets                                     1,295       1,362
                                               -------     -------
TOTAL ASSETS                                   $58,862     $56,349
                                               =======     =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                        $ 1,613     $ 1,228
Current portion of long-term debt                1,505       1,433
Accounts payable and accrued expenses            7,537       6,503
                                               -------     -------
     Total current liabilities                  10,655       9,164

Long-term debt                                  11,375      12,667
Deferred income taxes                              806         806
Minority interests                               1,370       1,486
Stockholders' equity                            34,656      32,226
                                               -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $58,862     $56,349
                                               =======     =======




            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                                            Six Months Ended June 30,
                                                            --------------------------
                                                               1997             1996
                                                             -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 3,170          $ 3,136

INVESTING ACTIVITIES
Additions to property, plant, and equipment                   (1,655)          (1,996)
Investment in and advances to affiliate                         (312)          (2,555)
Other, net                                                      (127)             (59)
                                                             -------          -------

Net cash used for investing activities                        (2,094)          (4,610)
                                                             -------          -------

FINANCING ACTIVITIES
Proceeds from long-term debt                                    --              2,678
Net borrowings on line of credit agreement                       385              630
Principal payments on long-term debt                          (1,220)          (1,208)
Net payments on short-term notes                                --               (350)
Stock options exercised                                           80               11
Dividends paid                                                  (321)            (321)
                                                             -------          -------

Net cash (used for) provided by financing activities          (1,076)           1,440
                                                             -------          -------

CHANGE IN CASH AND EQUIVALENTS                                                    (34)
Cash and equivalents at beginning of year                       --                 34
                                                             -------          -------

CASH AND EQUIVALENTS AT END OF PERIOD                        $  --            $  --
                                                             =======          =======



            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited, in thousands, except per share amounts)

BASIS OF PRESENTATION

Information with respect to the six months ended June 30, 1997 and 1996 is unaudited.

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



INVENTORIES                           June 30, 1997         December 31, 1996
                                      -------------         -----------------
         Raw materials                   $ 8,148                  $ 8,673
         Work-in-process                   3,611                    3,069
         Finished goods                    5,698                    5,360
                                         -------                  -------
         Total Inventories               $17,457                  $17,102
                                         =======                  =======

STOCK DIVIDEND

On June 12, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend. The stock dividend is payable September 16, 1997, to shareholders of record on September 5, 1997.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997
                                 (in thousands)

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

FINANCIAL CONDITION

In addition to generating cash flow from operations ($3.2 million), the Company borrowed on its bank line of credit ($400 thousand, net) to fund its working capital requirements, invested in property, plant, and equipment ($1.7 million), including payments for the construction of an operating facility ($700 thousand), and made payments on its long-term obligations ($1.2 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1997.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $2.4 million (11%) in the quarter ended June 30, 1997, over the same quarter in the prior year, with the recreational products segment sales increasing 14% and the industrial products segment increasing 7%. Revenues for the first half of 1997 increased $5.9 million (14%) to $47 million, with the recreational products segment up 17% and the industrial products segment up 11% over the first six months of 1996.

Gross profits for the quarter and six months ended June 30, 1997 increased $1.4 million (17%) and $3.1 million (19%), respectively, over the comparable periods in 1996. The consolidated gross profit margin percentage for the quarter increased 2.1% from 39.3% in 1996 to 41.4% in 1997 and for the six-month period increased from 39.4% in 1996 to 41.1% in 1997. The increase in sales and related gross profits for the first half and second quarter of 1997 was due principally to increased unit volume on existing products. New product introductions also contributed to the increased sales and gross profits, particularly in the second quarter.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997
                                 (in thousands)

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $1.0 million (16%) for the quarter and $1.9 million for the six months ended June 30, 1997, over the same periods in the prior year. Selling and administrative expenses as a percentage of sales increased from 29.2% for the second quarter of 1996 to 30.5% for the second quarter of 1997. For the six months ended June 30, 1997, selling and administrative expenses as a percentage of sales increased to 30.5% from 30.1% for the same period in the prior year.

OTHER INCOME (EXPENSE)

Other, net for the six months ended June 30, 1996, includes $250,000 of proceeds from a life insurance policy on the former president of Gits Manufacturing.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            Part II Other Information
                       For the Quarter Ended June 30, 1997


Item 6.    Exhibits and Reports on Form 8-K

           a)       Exhibits required by Item 601 of Registration S-K:

                    None

           b)       Reports on Form 8-K:

                    Form 8-K dated June 6, 1997
                    Item 4.  Changes to Registrant's Certifying Accountant

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VALLEY FORGE CORPORATION
                                       Registrant



Date:  July 31, 1997                   /s/   MONICA J. BURKE
                                       ---------------------------------------
                                       Monica J. Burke
                                       Vice President Finance

EXHIBIT INDEX

Exhibit 27.1    Financial Data Schedule