Form 10-Q
period 1997-09-30
VALLEY FORGE CORP
filed 1997-11-10
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997           Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                       58-0833796
(State of incorporation)                   (IRS Employer Identification Number)


       100 Smith Ranch Road, Suite 326, San Rafael, California 94903-1994
               (Address of principal executive offices) (Zip code)


                                 (415) 492-1500
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at October 28, 1997, was 4,053,089.

The Exhibit Index is located on Page 2.

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1997


                                      INDEX

                                                                                    Page

PART I:  FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)  Condensed  Consolidated  Statements  of Income  for the Three
                and Nine Months Ended September 30, 1997 and 1996                     3

            b)  Condensed Consolidated Balance Sheets at September 30, 1997
                and December 31, 1996                                                 4

            c)  Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1997 and 1996                         5

            d)  Notes to Condensed Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     8

PART II:  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                         10

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               (Unaudited, in thousands, except per share amounts)



                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                 ------------------           -----------------

                                                  1997          1996          1997           1996
                                                  ----          ----          ----           ----
REVENUES                                         $22,366       $19,361       $69,398        $60,536
Cost of goods sold                                13,529        11,915        41,237         36,853
                                                 -------       -------       -------        -------

        GROSS PROFIT                               8,837         7,446        28,161         23,683

Selling and administrative                         6,998         6,043        21,328         18,426
                                                 -------       -------       -------        -------

        OPERATING INCOME                           1,839         1,403         6,833          5,257

Other income (expense):
    Interest expense                                (282)         (324)         (910)          (953)
    Other, net                                        38            50           182            334
                                                 -------       -------       -------        -------

        INCOME BEFORE INCOME TAXES
          AND MINORITY INTERESTS                   1,595         1,129         6,105          4,638

Income taxes                                         631           396         2,412          1,774
Minority interests                                    (1)           24            11            132
                                                 -------       -------       -------        -------

NET INCOME                                       $   965       $   709       $ 3,682        $ 2,732
                                                 =======       =======       =======        =======

NET INCOME PER SHARE                                $.23          $.17          $.88           $.66
                                                    ====          ====          ====           ====

Dividends per share                                 $.04          $.04          $.12           $.12
                                                    ====          ====          ====           ====

Weighted average shares outstanding                4,249         4,105         4,197          4,121
                                                   =====         =====         =====          =====


                 See Notes to Condensed Consolidated Financial Statements.

                         VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           Condensed Consolidated Balance Sheets
                                      (In thousands)


                                              September 30,  December 31,
                                                  1997          1996
                                                  ----          ----
ASSETS                                        (unaudited)
CURRENT ASSETS
Cash and equivalents                            $   148       $    --
Accounts receivable, net                         11,983        11,288
Inventories                                      18,659        17,102
Other current assets                              1,978         1,623
                                                -------       -------
    Total current assets                         32,768        30,013

Property, plant, and equipment, net              10,188         9,652
Goodwill, net                                    11,988        12,601
Investment in and advances to affiliate           3,048         2,721
Other assets                                      1,292         1,362
                                                -------       -------
TOTAL ASSETS                                    $59,284       $56,349
                                                =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                         $   710       $ 1,228
Current portion of long-term debt                 1,809         1,433
Accounts payable and accrued expenses             8,043         6,503
                                                -------       -------
    Total current liabilities                    10,562         9,164

Long-term debt                                   10,964        12,667
Deferred income taxes                               806           806
Minority interests                                1,370         1,486
Stockholders' equity                             35,582        32,226
                                                -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $59,284       $56,349
                                                =======       =======

            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                            1997          1996
                                                            ----          ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 4,893       $ 5,014

INVESTING ACTIVITIES
Additions to property, plant, and equipment                (2,160)       (2,795)
Investment in and advances to affiliate                      (312)       (2,692)
Other, net                                                   (148)         (217)
                                                          -------       -------

Net cash used for investing activities                     (2,620)       (5,704)
                                                          -------       -------

FINANCING ACTIVITIES
Proceeds from long-term debt                                   --         2,678
Net (repayments) borrowings on line of credit                (518)          322
Principal payments on long-term debt                       (1,328)       (1,238)
Net payments on short-term notes                               --          (350)
Stock options exercised                                       206            11
Dividends paid                                               (485)         (481)
                                                          -------       -------

Net cash (used for) provided by financing activities       (2,125)          942
                                                          -------       -------

CHANGE IN CASH AND EQUIVALENTS                                148           252
Cash and equivalents at beginning of year                      --            34
                                                          -------       -------

CASH AND EQUIVALENTS AT END OF PERIOD                     $   148       $   286
                                                          =======       =======


                 See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited, in thousands, except per share amounts)

BASIS OF PRESENTATION

Information with respect to the nine months ended September 30, 1997 and 1996 is unaudited.

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


INVENTORIES

                                     September 30, 1997          December 31, 1996
                                     ------------------          -----------------
        Raw materials                     $  9,127                    $  8,673
        Work-in-process                      3,718                       3,069
        Finished goods                       5,814                       5,360
                                          --------                    --------

        Total Inventories                  $18,659                     $17,102
                                           =======                     =======

STOCK DIVIDEND

On June 12, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend. The stock dividend was paid September 16, 1997, to shareholders of record on September 5, 1997. Accordingly, all references in the financial statement to numbers of shares and per share amounts have been retroactively restated.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (available to common shareholders) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.24 and $.18 for the quarters ended September 30, 1997 and 1996, respectively, and $.92 and $.69 for the nine months ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                         VALLEY FORGE CORPORATION AND SUBSIDIARIES
                          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations
                                    September 30, 1997

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

FINANCIAL CONDITION

The company used its cash flow generated from operations ($4.9 million) to repay its bank line of credit ($.5 million, net), invest in property, plant, and equipment ($2.2 million), including payments for the construction of an operating facility ($.7 million), and make payments on its long-term obligations ($1.3 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1997.


RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $3.0 million (16%) in the quarter ended September 30, 1997, over the same quarter in the prior year, with the recreational products segment sales increasing 18% and the industrial products segment increasing 13%. Revenues for the first nine months of 1997 increased $8.9 million (15%) to $69 million, with the recreational products segment up 17% and the industrial products segment up 12% over the first nine months of 1996.

Gross profits for the quarter and nine months ended September 30, 1997 increased $1.4 million (19%) and $4.5 million (19%), respectively, over the comparable periods in 1996. The consolidated gross profit margin percentage for the quarter increased 1.0% from 38.5% in 1996 to 39.5% in 1997 and for the nine-month period increased from 39.1% in 1996 to 40.6% in 1997. The increase in sales and related gross profits for the quarter and nine months ended September 30, 1997 was due principally to increased unit volume on existing products. New product introductions also contributed to the increased sales and gross profits.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1997


SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $1.0 million (16%) for the quarter and $2.9 million (16%) for the nine months ended September 30, 1997, over the same periods in the prior year. Selling and administrative expenses as a percentage of sales increased from 31.2% for the third quarter of 1996 to 31.3% for the third quarter of 1997. For the nine months ended September 30, 1997, selling and administrative expenses as a percentage of sales increased to 30.7% from 30.4% for the same period in the prior year.

OTHER INCOME (EXPENSE)

Other, net for the nine months ended September 30, 1996, includes $250,000 of proceeds from a life insurance policy on the former president of Gits Manufacturing.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            Part II Other Information
                    For the Quarter Ended September 30, 1997


Item 6.        Exhibits and Reports on Form 8-K

               a)     Exhibits required by Item 601 of Registration S-K:

                      None

               b)     Reports on Form 8-K:

                      None

                         VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                        Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VALLEY FORGE CORPORATION
                                    Registrant



Date:  November 7, 1997             /s/ Monica J. Burke

                                    ------------------------------------
                                    Monica J. Burke
                                    Vice President Finance