Form 10-K405
period 1997-12-31
VALLEY FORGE CORP
filed 1998-03-27
CIK 102680

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File Number 1-9897

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Theaggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1998 was approximately $24,962,000.

The number of shares of Registrant's Common Stock outstanding on March 2, 1998 was 4,105,839.

The Exhibit Index is located on page 11.

================================================================================

ITEM 1. BUSINESS

Valley Forge Corporation (the Company), incorporated in 1955, was formerly a Georgia corporation and reincorporated in Delaware in June 1997. The Company conducts its business through its subsidiaries and affiliates, Atlantic Guest, Inc., Cruising Equipment Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine Products, Inc., Heart Interface Corporation, Mastervolt International B.V., Marine Industries Company, Inc., Multiplex Technology, Inc., and Turner Electric Corporation.

In April 1996, the Company acquired a 50% interest in Mastervolt International B.V. ("Mastervolt"), and an effective 46% interest in its primary operating subsidiary, Intervolt B.V. Intervolt B.V. is a Dutch manufacturer of power inverters and battery chargers for the marine and industrial markets. During 1997, the Company increased its effective ownership interest in Intervolt B.V. to approximately 47%. In May 1994, the Company incorporated Atlantic Guest, Inc., which acquired substantially all of the assets of The Guest Company, Inc. in June 1994, and concurrently sold a 14% interest to two officers of Atlantic Guest, Inc. In July 1996, the Company purchased 7% of the stock of Atlantic Guest, Inc. from the officers, increasing its ownership interest to 93%.

For information concerning the revenues, operating profits, and identifiable assets by segment, refer to Note K to the Consolidated Financial Statements.

INDUSTRIAL GROUP
GITS MANUFACTURING COMPANY, INC.
Gits Manufacturing Company, Inc. (Gits), located in Creston, Iowa, manufactures turbocharger actuators, lubricating devices, environmental control vents, and chemical tank pressure/relief vents. Products marketed under the Gits name are sold through distributors and include oilers, oil breather mechanisms, and central lubricating devices. Gits' actuators, environmental control vents, and other products are sold directly to original equipment manufacturers. Gits exports approximately 20% of its production, principally to England, Japan, and China. Gits has several competitors, none of whom dominate the market.

Sales and production levels are relatively constant throughout the year. Raw materials are readily available and are purchased from a variety of nationwide suppliers. Prices of raw materials have remained relatively stable over the last year, and no substantial increases or decreases are anticipated in the near future.

MULTIPLEX TECHNOLOGY, INC.
Multiplex Technology, Inc. (Multiplex), located in Brea, California, is the developer, manufacturer, and marketer of the ChannelPlus brand of telecommunications equipment. ChannelPlus products are used primarily in master antenna, cable, satellite master antenna, and closed circuit television systems. Principal product lines include all-in-one video systems, RF modulators, broadband distribution amplifiers, and solid state video cameras. Applications for these products are found primarily in residential video distribution systems.

Multiplex markets its products to video system designers, installation contractors, and dealers through a worldwide network of distributors. Multiplex exports approximately 7% of its production, principally to Canada and Japan. Multiplex has many competitors, only a few of which compete directly in its market niche.

Sales and production levels are not seasonal. Raw materials are purchased from a variety of suppliers located in the United States, Europe, and Asia. Most parts are available from a number of suppliers. Certain other parts are sole sourced and/or custom tooled, and Multiplex maintains several production cycles of parts on hand as safety stock. Prices for raw materials have remained stable over the last year, and no substantial increases or decreases are anticipated in the near future.

TURNER ELECTRIC CORPORATION
Turner Electric Corporation (Turner), located in Fairview Heights, Illinois, is a manufacturer of high voltage switches and other electrical equipment. Turner markets to investor-owned utility companies, rural electric associations and cooperatives, and municipal utilities.

Turner conducts business with utilities that depend on regulatory authorities for capital expenditures. Sales and production levels are somewhat seasonal in that sales in the first quarter are generally lower than the other quarters. Sales are conducted through independent sales representatives. Turner competes on the basis of price and product performance with other manufacturers of varying size, none of whom dominate the marketplace.

Production materials are purchased mainly from a number of local suppliers and have been readily available. Material costs have been relatively stable over the past year, and no substantial increases or decreases are anticipated in the near future.

RECREATIONAL GROUP
ATLANTIC GUEST, INC.
Atlantic Guest, Inc. (Guest), located in Meriden, Connecticut, designs, manufactures, and distributes a broad line of marine accessories including battery chargers, battery switches, spotlights, cabin lights, and safety equipment. These products are sold worldwide to retailers, distributors, and original equipment manufacturers.

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

HEART INTERFACE CORPORATION
Heart Interface Corporation (Heart), located in Kent, Washington, manufactures power inverters which convert DC power stored in batteries into AC power and modular electrical panels which provide visual identification and control of electrical systems. Heart also markets integrated battery monitors and inverter remote controls manufactured by Cruising Equipment. Heart's products are sold in the recreational vehicle, marine, renewable energy, and industrial markets. Its products are primarily sold through independent sales representatives to retailers, distributors, dealers, and manufacturers. Heart has a number of competitors, none of whom dominate the market.

Sales and production levels are not seasonal. Heart exports approximately 10% of its production, principally to Europe. Raw materials are readily available from a number of suppliers. Prices of raw materials have remained relatively stable over the last year, and no substantial increases or decreases are anticipated in the near future.

MARINE INDUSTRIES COMPANY, INC.
Marine Industries Company, Inc. (Marinco), located in Napa, California, consists of two business units: Marinco/AFI Marine Products and Marinco Specialty Wiring Devices. Marinco/AFI Marine Products serves the marine marketplace and manufactures marine electrical shore power connectors under the "Marinco" brand name and distributes other marine accessories including teak, horns, windshield wipers, and boarding systems under the "AFI" brand name. In June 1995, Marinco/AFI Marine Products acquired the Nicro Ventilation Systems product line and began manufacturing marine solar and passive ventilation systems under the "Nicro" brand name. Marinco/AFI Marine Products are sold nationwide to retailers, distributors, and boat builders. Marinco Specialty Wiring Devices manufactures and distributes a broad line of specialty wiring devices for industrial applications. These devices are sold directly and through distributors to original equipment manufacturers.

Marinco's sales and production levels are not seasonal. Marinco competes on the basis of product performance, service, and price with other manufacturers of varying size, several of whom are larger than Marinco. Marinco/AFI exports approximately 10% of its production, principally to Canada and Europe.

Raw materials are readily available from a number of suppliers. Material costs have remained relatively stable during the year, and no substantial increases or decreases are anticipated in the near future. Marinco/AFI imports a portion of its products from Thailand, Japan, and Taiwan and product sources are readily available. Foreign exchange rates and price changes have not had a material effect since it is Marinco's policy to adjust pricing to current market conditions.

OTHER SUBSIDIARIES
Other subsidiaries and affiliates in the Valley Forge Recreational Group include Cruising Equipment Company (Cruising), Force 10 Marine Ltd. (Force 10), Glendinning Marine Products, Inc. (Glendinning), and Mastervolt.

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

BACKLOG
The backlogs of the Company's subsidiaries for uncompleted orders and contracts are presented below by industry segment. Generally, all orders and contracts in the backlogs at year-end are completed during the following year. The backlogs are calculated based on firm orders and contracts received.

                                               1997          1996
Industrial products                        $ 8,338,000    $4,366,000
Recreational products                        4,031,000     2,866,000
                                           -----------    ----------
                                           $12,369,000    $7,232,000
                                           ===========    ==========

PATENTS
The Company's subsidiaries hold various active United States and foreign patents related to their products, which expire at various times. The Company views its patents as valuable assets, but believes that its position in the market is not dependent upon patent protection.

EMPLOYEES
The Company and its subsidiaries had approximately 725 employees at December 31, 1997. The number of employees varies primarily with market conditions. Approximately 9% of total employees are represented by a labor union under a contract expiring in 1999. The Company considers its labor relations to be satisfactory.

ENVIRONMENT
Compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings, or the competitive position of the Company.

ITEM 2. PROPERTIES

The following table describes the properties presently operated by the Company and its subsidiaries:

                                                                           SQUARE
     COMPANY               LOCATION                   DESCRIPTION         FOOTAGE

     Cruising              Seattle, WA                Plant                12,000
     Force 10              Richmond, B.C.             Plant                15,000
     Gits                  Creston, IA                Plant                61,000
     Glendinning           Conway, SC                 Plants               41,000
     Guest                 Meriden, CT                Plant                33,000
     Heart                 Kent, WA                   Plant                73,000
     Marinco               Napa, CA                   Plants               77,000
     Multiplex             Brea, CA                   Plant                35,000
     Turner                Fairview Heights, IL       Plant                52,000
     Turner                Milstadt, IL               Plant/Warehouse      28,000
     Corporate             San Rafael, CA             Office                2,000

Force 10, Gits, Glendinning, and Guest own their facilities. Cruising, Heart, Marinco, Multiplex, and the Company's corporate headquarters lease their facilities. Turner owns its facility in Fairview Heights and leases its facilities located in Milstadt. These properties are considered adequate and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal actions either for or against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol "VF." On July 28, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on September 16, 1997, to stockholders of record on September 5, 1997. Accordingly, all references to numbers of shares, per share amounts, stock option data, and market prices of the Company's common stock presented herein for periods prior to the split have been restated (see Note A to the Consolidated Financial Statements). The Company had approximately 900 stockholders on March 6, 1998.

The following table is based on the closing price as published by the AMEX.

                                  1997                                  1996
                      ------------------------------       ---------------------------
                          HIGH            LOW                   HIGH            LOW
    First quarter         $11.250        $ 8.583               $ 9.583          $7.778
    Second quarter         12.750         10.083                10.167           8.917
    Third quarter          16.333         11.667                 9.167           7.667
    Fourth quarter         15.938         12.563                 9.250           8.500

In 1996 and 1997 the quarterly dividend rate was $.04 or $.16 annually. In December 1997, the Board of Directors declared a quarterly dividend of $.05 or $.20 annually. The first quarter cash dividend for 1998 is payable March 17, 1998, to stockholders of record on March 6, 1998.

ITEM 6. SELECTED FINANCIAL DATA

The response to this Item is addressed in the "Five-Year Summary," which is included in Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data have been derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto.

                                FIVE-YEAR SUMMARY
                    (in thousands, except per share amounts)

                                            1997      1996      1995      1994      1993

Revenues                                 $93,252   $81,063   $75,128   $66,036   $53,256

Gross profit                              37,549    31,977    29,489    26,201    20,769

Operating income                           8,864     7,024     6,739     6,021     4,079

Net income                                 4,833     3,630     3,366     2,817     2,115

Total assets                              61,950    56,349    50,741    50,945    37,668

Long-term obligations                      8,268    12,667    11,484    11,383     1,437

Basic earnings per share                   $1.20      $.91      $.84      $.72      $.56

Diluted earnings per share                  1.15       .88       .82       .70       .54

Cash dividends per share                     .16       .16       .15       .13       .13

Earnings per share for 1996 and prior years have been restated to reflect the adoption by the Company of Statement of Financial Accounting Standards No. 128, and the 50% stock dividend distributed on September 16, 1997.

1997 COMPARED TO 1996
Fiscal 1997 sales were up $12 million (15.0%) to $93 million compared to $81 million for 1996. The recreational group sales increased 16.9% and the industrial group sales increased 13.0% over the prior year. Sales were up on higher volume of both existing and new products. Existing as well as new customers contributed to this sales growth.

Gross profits rose approximately $5.6 million (17.4%) due to the increase in sales. The gross profit margin increased in 1997 to 40.3% from 39.4% in 1996.

Selling and administrative expenses increased $3.7 million or 15.0% in 1997 over 1996, while remaining constant as a percent of sales at 30.8% for both years. Selling and administrative expenses increased in 1997 over 1996 due to the increased sales, implementation of new marketing strategies, and increased research and development expenses.

Other, net decreased from $0.4 million for 1996 to $0.3 million for 1997. Other, net for 1996 included $250,000 of proceeds from a life insurance policy on the former president of Gits. Other, net for 1997 includes an increase of approximately $72,000 in the equity in earnings of Mastervolt over 1996.

Income tax expense as a percent of pretax income increased from 38.1% in 1996 to 39.1% in 1997 principally as a result of increased state taxes.

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

Selling and administrative expenses rose 9.7% in 1996 over 1995 due to the increased sales volume and increased research and development expenses. Selling and administrative expenses were nearly the same as a percent of sales for the two years at 30.8% for 1996 and 30.3% for 1995.

Other, net for the year ended December 31, 1996 includes the receipt of $250,000 of proceeds from a life insurance policy on the former president of Gits.

Income tax expense as a percent of pretax income increased slightly from 1995 at 37.8% of pretax income to 38.1% of pretax income for 1996.

LIQUIDITY AND SOURCES OF CAPITAL
During 1997, the Company financed its operations with borrowings from its commercial and other lenders and with cash generated from operations.

Cash provided by operating activities decreased from $6.5 million in 1996 to $5.5 million in 1997. This decrease is primarily due to increases in working capital items associated with higher sales volume.

The Company had an outstanding balance on its revolving bank line of credit of $0.6 million at December 31, 1997, and an additional $5.4 million available. Borrowings under the line of credit bear interest at 1.0% under the prime rate. At December 31, 1997, the bank's prime rate was 8.5%. The Company also has an advanceable term loan due June 30, 1998, originally providing for borrowings of up to $3.5 million that was used to fund acquisitions. At December 31, 1997, $2.9 million was outstanding on this advanceable term loan bearing interest at the prime rate less 0.5%. The Company expects that it will refinance the outstanding balance of this loan. The Company also has another advanceable term loan facility available and unused of $3.0 million, due December 31, 1998, bearing interest at the prime rate less 0.5%. This facility was intended to be used to fund acquisition and construction of manufacturing plants. At December 31, 1997, the Company does not anticipate using this facility.

The Company borrowed $0.5 million from certain directors and stockholders during 1997 at 1.25% over the 90-day Treasury bill rate. This resulted in savings of approximately 1.0% over comparable borrowings during the same periods at the Company's rate on the line of credit. The Company expects to repay these loans by April 1998 using cash from operations or from borrowings on its line of credit.

The Company borrowed $11 million in June 1994 from a group of insurance companies to purchase the assets of Guest for $6.5 million and to pay down short-term borrowings on the line of credit. This debt requires annual principal payments of $1 million which began in June 1996 and continue through June 2006. This debt bears interest at a fixed rate of 8.15%. Annual debt service payments are made from the Company's operating cash flow.

The Company invested approximately $3.0 million in plant and equipment during 1997, including $0.7 million for manufacturing plants. Management estimates that 1998 capital expenditures will be approximately $3.0 million, including approximately $0.3 million on manufacturing plants.

In April 1996, the Company invested approximately $2.7 million in Mastervolt. The investment consisted of an equity investment of $2.4 million and loans of approximately $0.3 million. During 1997, the Company invested an additional $33 thousand in equity, increasing its effective ownership interest in Intervolt B.V., the primary operating entity, to 47%. Additional loans of $0.3 million were made during 1997 to fund expanded European Mastervolt operations. This investment is subject to the risk of foreign currency rate fluctuations. During the year ended December 31, 1997, the Company recorded a foreign currency translation loss adjustment of $0.1 million.

The Company used $0.6 million to pay cash dividends in 1997, based on an annual dividend rate of $0.16 per share, as restated for the 50% stock dividend in September 1997. The dividend rate for 1998 will be $0.20 per share with total dividend payments expected to be approximately $0.8 million.

Management believes that cash flows from operations and the line of credit will be adequate to fund working capital requirements, capital expenditures, debt repayments, and dividends for the next twelve months.

YEAR 2000 COMPLIANCE
Based on a preliminary study, the Company expects to spend between $150,000 to $200,000 during 1998 and 1999 on software upgrades and a system replacement to make its core computer systems Year 2000 compliant. The Company expects to be Year 2000 compliant by mid-1999. Costs to replace outdated systems will be capitalized in accordance with the Company's normal capitalization policy. Costs to upgrade core operating systems in order to be Year 2000 compliant will be expensed. The Company plans to fund these expenses from operating cash flow. The Company does not anticipate that it will be impacted by Year 2000 issues with either its customers or vendors.

OTHER MATTERS
Inflation had little effect on revenues and related costs during 1997. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

The Company has total interest bearing debt of approximately $14 million, of which one obligation with a balance of $9 million is long-term and bears interest at a fixed rate of 8.15%. Management believes that increases in short-term rates could have an adverse effect on the Company's 1998 results, but only with respect to the approximately $5 million of short-term debt outstanding.

Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Management is not aware of any significant environmental loss liabilities and believes product liabilities are adequately covered by general liability insurance.

FORWARD LOOKING INFORMATION
Certain statements contained in this Management's Discussion and Analysis, that are not related to historical results are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimate," or variations of such words and similar expressions are intended to identify such forward looking statements. Although the Company believes that the assumptions upon which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. A wide range of factors could contribute to those differences, including but not limited to general business conditions; the sensitivity of the recreational industry to economic downturns; actions of competitors including price competition; changes in laws and regulations, including changes in accounting standards; inventory risks due to shifts in market demand and/or product mix; price volatility in the cost of purchased components; and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 6, 1997, Valley Forge Corporation selected Deloitte & Touche LLP as the certifying accountants to audit the Registrant's financial statements. The Registrant's former auditors, Coopers & Lybrand L.L.P., were dismissed effective the same day. The Board of Directors of Valley Forge Corporation approved the decision to dismiss Coopers & Lybrand L.L.P. and to appoint Deloitte and Touche LLP.

In connection with the audits of the two most recent years and the subsequent interim period, there were no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Coopers & Lybrand L.L.P.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 10.       DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table lists the names and ages of each of the directors and executive officers of the Company at December 31, 1997.

                                                                          YEAR FIRST
                                           ALL POSITIONS AND OFFICES      ELECTED AS
      NAME                      AGE            WITH THE COMPANY            DIRECTOR

      Martin J. Bloom            67        Co-Chairman of the Board          1983
      Theodore P. Desloge, Jr.   58        Co-Chairman of the Board          1983
      David R. Brining           55        CEO, President, Director          1981
      Phillip F. Dressel         61                Director                  1985
      Dale J. Warner             75                Director                  1983
      Monica J. Burke            46        CFO, V.P. Finance,
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

Mr. Dressel has been a Director of the Company since 1985. Until January 1996, he was Chairman of the Board and President of Consolidated Flavor Corporation, a privately held flavoring business located in St. Louis, Missouri. Mr. Dressel was delinquent in filing a Form 4 for one transaction during 1997 required under
Item 405 of Regulation S-K.

Mr. Warner has been a Director of the Company since 1983. He was a Director of Gits Bros. Mfg. Co until June 1990.

Ms. Burke has served as CFO, V.P. Finance, and Secretary since 1988.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officer of the Company whose compensation exceeds $100,000 (Named Executives):

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL COMPENSATION
                           -----------------------------------------------------      LONG-TERM
     NAME AND              FISCAL                                  OTHER ANNUAL      COMPENSATION   ALL OTHER
PRINCIPAL POSITION          YEAR        SALARY         BONUS      COMPENSATION(1)      OPTIONS    COMPENSATION(2)

David R. Brining,           1997       $317,050       $263,600       $  6,328              0       $ 20,500
CEO(3)                      1996        300,067         77,250          6,203              0         17,149
                            1995        276,317        135,725          6,600              0         17,073

Monica J. Burke,            1997        119,583         62,500              0              0         15,060
CFO(3)                      1996        114,583         19,675              0          4,500         13,256
                            1995        109,667         31,500              0              0         13,514

(1) In August 1987 and incident to the relocation of the corporate headquarters from St. Louis, Missouri to San Rafael, California, the Company accepted a $75,000 demand, non-interest bearing note from Mr. Brining. The amounts included under Other Annual Compensation represent interest calculated at the prime rate on the demand note. In January 1998, Mr. Brining paid the note in full.

(2)  Represents amounts contributed to the Company's two profit sharing plans.

(3) Mr. Brining and Ms. Burke also serve as officers of each of the Company's subsidiaries.

There are no employment contracts or termination agreements with Named
Executives.

        AGGREGATED OPTION(1) EXERCISES IN 1997 AND YEAR-END OPTION VALUES

                                                                                VALUE OF UNEXERCISED,
                         SHARES                      NUMBER OF UNEXERCISED           IN THE MONEY
     NAMED             ACQUIRED ON      VALUE       OPTIONS HELD AT YEAR END   OPTIONS HELD AT YEAR END(2)
   EXECUTIVES           EXERCISE       REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
David R. Brining              0       $      0         84,375         28,125       $589,359       $196,453

Monica J. Burke          10,125         88,898          1,125          3,375          5,957         17,871

(1) The Company has no plans pursuant to which stock appreciation rights (SARs) may be granted.

(2) Value of unexercised "in the money" options is the difference between the market price of the Common Stock on December 31, 1997 ($14.375 per share) and the exercise price of the option, multiplied by the number of shares.

OPTION GRANTS IN 1997
None to Named Executives.

DIRECTORS' COMPENSATION
The Company entered into consulting agreements with Messrs. Bloom and Desloge in 1983. Pursuant to the terms of the agreements, Messrs. Bloom and Desloge are to provide the Company with advice on any corporate acquisitions, retention of corporate assets, evaluation of key personnel, evaluation of the operations of subsidiaries, supervision of new product development, and general strategic planning. The agreements are renewable annually on December 31 with the consulting fee for the succeeding year set at that time. The Company agreed to a fee of $75,000 for Mr. Bloom and $50,000 for Mr. Desloge for 1997. The Company has also retained Mr. Warner in a consulting role for a fee of $8,400 which is renewable each year. In addition, the Company generally pays directors $500 for each board meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1998, the information with respect to the beneficial ownership of the Company's common stock by each of the Company's directors and officers and each stockholder known by the Company to beneficially own more than 5% of the outstanding common stock.

                                                  NUMBER OF SHARES
          BENEFICIAL OWNER                      BENEFICIALLY OWNED(1)       PERCENT

          Martin J. Bloom                             936,456(2),(3)        22.81%

          Theodore P. Desloge, Jr.                    951,718(3)            23.18%

          David R. Brining                            384,712(4)             9.18%

          Phillip F. Dressel                          118,573(5)             2.89%

          All directors and officers as a           2,409,459(6)            57.47%
          group

          FMR Corp.
          82 Devonshire Street
          Boston, MA  02109                           405,000(7)             9.86%

(1) Except as otherwise noted, each person has sole voting and investment power with respect to the shares listed subject to community property laws where applicable.

(2) Does not include 22,500 shares (.55%) owned by Mr. Bloom's wife with respect to which Mr. Bloom disclaims beneficial ownership.

(3) Includes 190,278 shares owned by Bloom & Desloge Enterprises, Inc., a corporation in which Messrs. Bloom and Desloge are each 50% stockholders. Bloom and Desloge Enterprises, Inc. owns a total of 380,556 shares of common stock.

(4) Includes options to purchase 84,375 shares at $7.39 per share. Does not include 2,137 shares (.05%) owned by Mr. Brining's wife with respect to which Mr. Brining disclaims beneficial ownership.

(5) Represents shares deposited under trust agreements for the benefit of Mr. Dressel. Does not include 1,245 shares (.03%) held in trust by Mr. Dressel's wife with respect to which Mr. Dressel disclaims beneficial ownership.

(6) Includes options to purchase 2,250 shares at $9.08 per share purchasable by an officer. In addition to the disclaimed shares described in (2) and (4) above, does not include 8,100 shares (.20%) held in trust by Mr. Warner's wife with respect to which Mr. Warner disclaims beneficial ownership.

(7) Based solely upon a Schedule 13G dated February 14, 1998. Of the 405,000 shares shown as beneficially owned by FMR Corp., 405,000 are beneficially owned by Fidelity Management Research Company ("Fidelity Research"), a wholly-owned subsidiary of FMR Corp. and investment advisor of several investment companies. FMR Corporation and its chairman, Edward C. Johnson 3rd, each has sole power to dispose of the shares owned by Fidelity Research, but neither FMR Corp. nor Mr. Johnson has the sole power to vote or to direct the voting of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1987 and incident to the relocation of the corporate headquarters from St. Louis, Missouri to San Rafael, California, the Company accepted a $75,000 demand, non-interest bearing note from Mr. Brining, the President and CEO of the Company. In January 1998, Mr. Brining repaid the loan.

Since March 1994, the Company has borrowed a total of $950,000 from certain officers, stockholders, and directors. The borrowings are evidenced by short-term notes that have original maturities of 13 weeks from the date of issuance and can be renewed. At December 31, 1997, two notes totaling $500,000 were outstanding with interest rates ranging from 6.30% to 6.66%. The note for $400,000 matures in March 1998 and will be repaid upon maturity. The note for $100,000 was renewed in January at 6.55% and will be repaid upon maturity in April 1998.

During 1997, the Company paid consulting and directors' fees to members of its Board of Directors totaling approximately $135,000.

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
Certain documents filed as part of the Form 10-K:

The response to this portion of Item 14 is submitted as a separate section of this report.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

FINANCIAL STATEMENT SCHEDULES
Valuation and Qualifying Accounts and Reserves (Schedule II)

The response to this portion of Item 14 is submitted in a separate section of this report.

EXHIBITS
Exhibits required by Item 601 of Regulation S-K:

EXHIBIT                                                         PAGE NUMBER OR
NUMBER       DESCRIPTION                                        INCORPORATED BY REFERENCE TO

    3        Articles of Incorporation and By-Laws              Exhibits B and C to Proxy Statement
                                                                filed on Form DEF 14A dated May 1,
                                                                1997 (Commission File No. 001-09897)

    4.1      Note Purchase Agreement dated as of May 15,        Exhibit 4.1 to Form 10-K/A for the
             1994, among the Registrant and Northwestern        year ended December 31, 1996
             National Life Insurance Company, Bankers
             Security Life (formerly The North Atlantic Life
             Insurance Company of America), and The Northern
             Life Insurance Company

    4.2      Amended and Restated Credit Agreement dated        Exhibit 4.2 to Form 10-K/A for the
             August 31, 1996, between the Registrant and The    year ended December 31, 1996
             Boatmen's National Bank of St. Louis

    4.3      Amendment Agreement dated December 16, 1997, to    Page 33
             Amended and Restated Credit Agreement dated
             August 31, 1996, between the Registrant and
             NationsBank, N.A., f/k/a The Boatmen's National
             Bank of St. Louis

   10.1      Valley Forge Corporation Amended and Restated      Exhibit to Registration Statement
             1987 Stock Option Plan                             Filed on Form S-8, dated July 2, 1996
                                                                (Commission File No. 333-07475)

   22        Listing of Significant Subsidiaries                Page 34

   24.1      Independent Auditors' Consent                      Page 35

   24.2      Consent of Independent Accountants                 Page 36

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                      INDEX


                                                                                PAGE
FINANCIAL STATEMENTS:

    Independent Auditors' Report                                                  13

    Report of Independent Accountants                                             14

    Consolidated Statements of Income for the three years ended
        December 31, 1997                                                         15

    Consolidated Balance Sheets at December 31, 1997 and 1996                     16

    Consolidated Statements of Stockholders' Equity for the three
        years ended December 31, 1997                                             17

    Consolidated Statements of Cash Flows for the three years ended
        December 31, 1997                                                         18

    Notes to Consolidated Financial Statements                                    19

QUARTERLY FINANCIAL DATA - unaudited                                              28

FINANCIAL STATEMENT SCHEDULE:

    Independent Auditors' Report                                                  29

    Report of Independent Accountants                                             30

    Valuation and Qualifying Accounts and Reserves (Schedule II)                  31

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Valley Forge Corporation

We have audited the accompanying consolidated balance sheet of Valley Forge Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Valley Forge Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended December 31, 1997, in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
San Francisco, California
February 27, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
        Stockholders of Valley Forge Corporation:

We have audited the accompanying consolidated balance sheet of Valley Forge Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Forge Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Cooper and Lybrand L.L.P.
San Francisco, California
February 19, 1997

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996, and 1995
                    (in thousands, except per share amounts)


                                                      1997            1996            1995
REVENUES                                          $ 93,252        $ 81,063        $ 75,128
Costs of goods sold                                 55,703          49,086          45,639
                                                  --------        --------        --------

    GROSS PROFIT                                    37,549          31,977          29,489

Selling and administrative expenses                 28,685          24,953          22,750
                                                  --------        --------        --------

        OPERATING INCOME                             8,864           7,024           6,739

Other income (expense):
    Interest expense                                (1,182)         (1,234)         (1,205)
    Other, net                                         269             410              51
                                                  --------        --------        --------

        INCOME BEFORE INCOME TAXES
          AND MINORITY INTERESTS                     7,951           6,200           5,585

Income taxes                                         3,107           2,363           2,111
Minority interests                                      11             207             108
                                                  --------        --------        --------

NET INCOME                                        $  4,833        $  3,630        $  3,366
                                                  ========        ========        ========


BASIC EARNINGS PER SHARE                          $   1.20        $    .91        $    .84

Diluted earnings per share                        $   1.15        $    .88        $    .82

Basic weighted average shares outstanding            4,031           4,002           3,993

Diluted weighted average shares outstanding          4,209           4,121           4,098



The accompanying notes are an integral part of these consolidated financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                      (in thousands, except share amounts)

                                                                                  1997            1996
   ASSETS
   CURRENT ASSETS
   Accounts receivable, less allowance of $255 in 1997 and
       $257 in 1996                                                           $ 13,935        $ 11,288
   Inventories, less allowance of $806 in 1997 and $734 in 1996                 19,121          17,102
   Other current assets                                                          2,258           1,623
                                                                              --------        --------
           Total current assets                                                 35,314          30,013

   Property, plant and equipment, net                                           10,683           9,652
   Goodwill, net of accumulated amortization of $6,016 in 1997
       and $5,181 in 1996                                                       11,762          12,601
   Investment in and advances to affiliate                                       3,054           2,721
   Other assets                                                                  1,137           1,362
                                                                              --------        --------
                                                                              $ 61,950        $ 56,349
                                                                              ========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
   Loans and notes payable                                                    $  1,065        $    830
   Current portion of long-term debt                                             4,385           1,433
   Accounts payable and accrued expenses                                         9,408           6,901
                                                                              --------        --------
           Total current liabilities                                            14,858           9,164

   Long-term debt                                                                8,268          12,667
   Deferred income taxes                                                           815             806
                                                                              --------        --------
           Total liabilities                                                    23,941          22,637
                                                                              --------        --------

   Minority interests                                                            1,375           1,486
                                                                              --------        --------

   Commitments and contingencies

   STOCKHOLDERS' EQUITY
   Common stock, $.50 par value, authorized 5,000,000 shares,
       issued 4,146,358 shares in 1997 and 1996                                  2,073           2,073
   Capital in excess of par value                                                7,892           7,775
   Cumulative foreign currency translation adjustment                             (385)           (167)
   Retained earnings                                                            27,651          23,465
   Less treasury stock, at cost, 83,269 shares in 1997 and
       144,832 shares in 1996                                                     (597)           (920)
                                                                              --------        --------
                                                                                36,634          32,226
                                                                              --------        --------
                                                                              $ 61,950        $ 56,349
                                                                              ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996, and 1995
                      (in thousands, except share amounts)


                                         COMMON STOCK
                                   -----------------------
                                     SHARES                   CAPITAL IN   CUMULATIVE
                                   ISSUED AND     ISSUED       EXCESS OF   TRANSLATION      RETAINED       TREASURY
                                  OUTSTANDING     AMOUNT       PAR VALUE    ADJUSTMENT      EARNINGS         STOCK

BALANCES AT DECEMBER 31, 1994      3,981,276     $   2,073     $   7,728     $    (192)     $  17,714      $    (984)

Net income                              --            --            --            --            3,366           --
Cash dividends, $.15 per share          --            --            --            --             (604)          --
Foreign currency translation            --            --            --              36           --             --
Exercise of stock options             18,000          --              40          --             --               57
                                   ---------     ---------     ---------     ---------      ---------      ---------

BALANCES AT DECEMBER 31, 1995      3,999,276         2,073         7,768          (156)        20,476           (927)
Net income                              --            --            --            --            3,630           --
Cash dividends, $.16 per share          --            --            --            --             (641)          --
Foreign currency translation            --            --            --             (11)          --             --
Exercise of stock options              2,250          --               7          --             --                7
                                   ---------     ---------     ---------     ---------      ---------      ---------
BALANCES AT DECEMBER 31, 1996      4,001,526         2,073         7,775          (167)        23,465           (920)
Net income                              --            --            --            --            4,833           --
Cash dividends, $.16 per share          --            --            --            --             (647)          --
Foreign currency translation            --            --            --            (218)          --             --
Exercise of stock options             61,563          --             117          --             --              323
                                   ---------     ---------     ---------     ---------      ---------      ---------
BALANCES AT DECEMBER 31, 1997      4,063,089     $   2,073     $   7,892     $    (385)     $  27,651      $    (597)
                                   =========     =========     =========     =========      =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995
                                 (in thousands)


                                                            1997         1996         1995
OPERATING ACTIVITIES
NET INCOME                                               $ 4,833      $ 3,630      $ 3,366
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation                                       2,149        1,923        1,644
        Amortization                                       1,071          926          914
        Other                                               (423)         123           92
        Changes in assets and liabilities, net of
           businesses acquired:
               Accounts receivable                        (2,647)        (939)        (814)
               Inventories                                (1,867)        (582)        (374)
               Other current assets                         (433)         (14)        (386)
               Accounts payable and accrued expenses       2,823        1,434           76
                                                         -------      -------      -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,506        6,501        4,518
                                                         -------      -------      -------

INVESTING ACTIVITIES
Additions to property, plant and equipment                (2,976)      (3,653)      (2,878)
Proceeds from sale of constructed facility                  --           --          2,821
Investment in and advances to affiliate                     (345)      (2,693)        --
Businesses acquired in purchase transactions                (570)        (700)        (876)
Other                                                          7          (39)         203
                                                         -------      -------      -------
NET CASH USED FOR INVESTING ACTIVITIES                    (3,884)      (7,085)        (730)
                                                         -------      -------      -------

FINANCING ACTIVITIES
Net borrowings (repayments) on line of credit                235          330       (2,833)
agreement
Principal payments on long-term debt                      (1,448)      (1,481)        (188)
Proceeds from long-term debt                                --          2,678        1,565
Net proceeds (repayments) of construction loans             --           --         (1,941)
Net proceeds (repayments) of short-term notes               --           (350)         150
payable
Dividends paid                                              (647)        (641)        (604)
Stock options exercised                                      238           14           97
                                                         -------      -------      -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      (1,622)         550       (3,754)
                                                         -------      -------      -------


CHANGE IN CASH AND EQUIVALENTS                              --            (34)          34
Cash and equivalents at beginning of year
                                                            --             34         --
                                                         -------      -------      -------
Cash and equivalents at end of year                      $  --        $  --        $    34
                                                         =======      =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Valley Forge Corporation is a holding company that operates in two business segments: the industrial group, which includes the manufacture and sale of turbo-charger actuators, lubricating devices for machinery and equipment, high-performance video signal distribution equipment, specialty wiring device products, and high-voltage switches; and the recreational group, which includes the manufacture and sale of marine and recreational accessories including electrical connectors, inverters, battery chargers, monitors and switches, lights, horns, vents, teak accessories, engine synchronizers, stoves, and barbecues. The industrial group consists of Gits Manufacturing Company, Turner Electric Corporation, and Multiplex Technology. The recreational products group is one of the largest manufacturers of products for the U.S. recreational marine industry and consists of Marinco/AFI, Heart Interface Corporation, The Guest Company, Glendinning Marine Products, Inc., Force 10 Marine, and Cruising Equipment Company. The Company also has an interest in Mastervolt International B.V.

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

FINANCIAL STATEMENT RECLASSIFICATION
Certain reclassifications have been made to prior years' financial statements to conform to the 1997 presentation with no impact on previously reported net income or stockholders' equity.

CONCENTRATION OF CREDIT RISK
The Company sells its recreational and industrial products to original equipment manufacturers, dealers, and distributors located in the United States and throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

STOCK SPLIT
On July 28, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend distributed on September 16, 1997, to stockholders of record on September 5, 1997. Accordingly, all references in the financial statements to numbers of shares, per share amounts, and stock option data of the Company's common stock prior to the date of the split have been retroactively restated.

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

REVENUE RECOGNITION
Revenue is recognized when goods are shipped. Sales returns and allowances are recorded as an offset to revenues.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the fourth quarter of fiscal 1997 and restated earnings per share (EPS) data for prior periods.

SFAS 128 replaces previous EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income (available to common shareholders) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

                                             1997                 1996                 1995
                                       -----------------    -----------------    -----------------
                                         BASIC   DILUTED      BASIC   DILUTED      BASIC   DILUTED
Net income                              $4,833    $4,833     $3,630    $3,630     $3,366    $3,366
                                        ======    ======     ======    ======     ======    ======

Weighted average shares outstanding      4,031     4,031      4,002     4,002      3,993     3,993

Common equivalent shares                  -          178       -          119       -          105
                                     ---------  --------  ---------  --------  ---------  --------

    Total shares                         4,031     4,209      4,002     4,121      3,993     4,098
                                         =====     =====      =====     =====      =====     =====

Earnings per share                       $1.20     $1.15       $.91      $.88       $.84      $.82
                                         =====     =====       ====      ====       ====      ====

STOCK-BASED COMPENSATION
The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. These statements are effective for fiscal years beginning after December 15, 1997.

NOTE B - INVENTORIES

At December 31, 1997 and 1996, inventories consist of the following (in thousands):

                                 1997          1996
Raw materials                 $ 9,395       $ 8,673
Work-in-process                 2,815         3,069
Finished goods                  6,911         5,360
                              -------       -------
                              $19,121       $17,102
                              =======       =======

At December 31, 1997 and 1996, inventories of approximately $15,880,000 and $14,867,000, respectively, were valued using the FIFO method. Inventories of approximately $3,241,000 and $2,235,000 were valued using the LIFO method at December 31, 1997 and 1996, respectively. The replacement cost of LIFO inventories exceeds the LIFO value by approximately $109,000 and $275,000 at December 31, 1997 and 1996, respectively.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

At December 31, 1997 and 1996, property, plant and equipment consist of the following (in thousands):

                                            1997          1996
Land                                 $       804     $     820
Buildings                                  4,494         3,449
Machinery and equipment                   16,350        14,684
Furniture and fixtures                     3,498         3,240
Leasehold improvements                       352           339
Construction in progress                      -            376
                                        --------      --------
                                          25,498        22,908
Less accumulated depreciation
  and amortization                       (14,815)      (13,256)
                                        --------      --------
                                         $10,683      $  9,652
                                         =======      ========

NOTE D - INVESTMENT IN AND ADVANCES TO AFFILIATE

To enhance its strategic position in the European marketplace, in April 1996 the Company acquired a 50% interest in Mastervolt International B.V. ("Mastervolt"), and an effective 46% interest in its primary operating subsidiary, Intervolt B.V. Intervolt B.V. is a Dutch manufacturer of power inverters and battery chargers for the marine and industrial markets. The Company paid $2,364,000 in cash for this investment. During 1997, the Company invested an additional $33,000 in equity in Mastervolt, increasing its effective ownership interest in Intervolt B.V. to approximately 47%. The purchase price in excess of net tangible assets acquired, approximately $2,100,000, is being amortized over 25 years. The Company has advanced $641,000 as of December 31, 1997 to this affiliate for working capital and to fund European expansion. The investment is being accounted for using the equity method.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 1997 and 1996, accounts payable and accrued expenses consist of the following (in thousands):

                                            1997          1996
Accounts payable                          $4,184        $2,512
Wages, salaries, and benefits              2,260         1,630
Other accrued expenses                     2,964         2,528
Income taxes payable                          -            231
                                          ------        ------
                                          $9,408        $6,901

NOTE F - COMMITMENTS AND CONTINGENCIES

Commitments under non-cancelable operating leases for manufacturing and office facilities are $1,069,000 in 1998, $1,035,000 in 1999, $698,000 in 2000,
$508,000 in 2001, $488,000 in 2002, and $2,763,000 thereafter. Rental expense for operating leases for the years ended December 31, 1997, 1996, and 1995, was $1,081,000, $1,028,000, and $843,000, respectively.

NOTE G - LONG-TERM DEBT

At December 31, 1997 and 1996, long-term debt consists of the following (in thousands):

                                                            1997          1996
Notes payable to insurance companies, 8.15%, annual
    principal payments of $1,000 through June 2006      $  9,000      $ 10,000
Advanceable term loan, quarterly payments of $75
    (see Note H) through June 1998                         2,900         3,200
Mortgages                                                    596           726
Other                                                        157           174
                                                        --------      --------
                                                          12,653        14,100
Less current maturities                                   (4,385)       (1,433)
                                                        --------      --------
                                                        $  8,268      $ 12,667
                                                        ========      ========

Annual maturities of long-term debt are: $4,385,000 in 1998; $1,141,000 in 1999; $1,062,000 in 2000; $1,015,000 in 2001, $1,015,000 in 2002, and $4,035,000
thereafter.

The agreement for the notes payable to insurance companies contains covenants, which require the maintenance of certain financial ratios and maintenance of consolidated net worth, as defined, at $18,000,000.

The Company has two mortgage loans collateralized by manufacturing facilities. The mortgages require monthly payments of principal and interest totaling $14,000 and bear interest of 7% and 9%.

At December 31, 1997, the carrying value of long-term debt approximates fair value based on rates currently available to the Company for debt with similar characteristics.

NOTE H - LOANS AND NOTES PAYABLE

On August 31, 1996, the Company entered into a bank credit agreement for an advanceable term loan with borrowings up to $3,500,000 and a revolving credit note with borrowings up to $6,000,000. This bank credit agreement requires the maintenance of certain financial ratios, as well as minimum capital requirements, at specified levels. The revolving credit note bears interest at 1% under the bank's prime rate and expires June 30, 1998. The advanceable term loan bears interest at .5% below the bank's prime rate. At December 31, 1997, the balance outstanding under the revolving credit note was $565,000 and the balance outstanding under the advanceable term loan was $2,900,000 (see Note G). The bank's prime rate was 8.5% at December 31, 1997.

Included in the bank credit agreement described above is a second advanceable term loan with borrowings up to $3,000,000 at the bank's prime rate and due December 31, 1998. The Company has not used this facility.

Since March 1994, the Company has borrowed a total of $950,000 from certain officers, stockholders, and directors. The borrowings are evidenced by short-term notes that have original maturities of 13 weeks from the date of issuance and can be renewed. At December 31, 1997, the borrowings outstanding under the notes totaled $500,000 at interest rates ranging from 6.30 to 6.66%.

The weighted average interest rate on the above revolving credit note and short-term notes was 6.97% during 1997 and 7.55% during 1996.

NOTE I - ACQUISITIONS

In 1994, Valley Forge Corporation acquired an 86% interest in Atlantic Guest Inc. (Guest). In connection with the acquisition, two officers of the subsidiary acquired 14% of Guest with each officer issuing notes to the Company for $150,500. The Company and officers also entered into agreements whereby the officers may require the Company to purchase their shares at book value. The Company's total purchase obligation shall not exceed $75,000 in any twelve-month period, and it has right of first refusal to purchase the officers' stock. Under this agreement, in July 1996, the Company purchased a 7% interest from the officers (3.5% from each) increasing its ownership interest to 93%. The Company paid $75,250 to each officer and the officers executed new notes to the Company in the amount of $75,250 each. The reissued notes bear interest at 8.15% and are due December 31, 1999. The notes are collateralized by the officers' Guest stock and, accordingly, the notes and accrued interest of approximately $150,000 at December 31, 1997, are recorded as a reduction of minority interests.

In connection with the Company's acquisition of a 66% ownership interest in Multiplex Technology, Inc. (Multiplex) in 1991, the Company entered into an agreement with all Multiplex common stock and option holders whereby they may require the Company to purchase their shares of Multiplex up to a maximum of $200,000 a year. Under this agreement, the Company may have an obligation to purchase all of the then outstanding common stock of Multiplex if there is a specified change in control of the Company. The Multiplex stock is revalued each quarter based on an earnings formula. As of December 31, 1997, the total purchase obligation would be approximately $950,000. Since 1991, the Company has purchased a total of 11,168 shares for approximately $162,000. During 1997, Multiplex acquired 6,500 treasury shares from minority shareholders for $143,000, increasing the Company's ownership interest in Multiplex to 68%.

In addition to the above, since 1995, the Company has invested $1,878,000 in product line and other business acquisitions.

NOTE J - INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                    1997         1996         1995
           Federal
               Current           $ 2,986      $ 2,175      $ 1,923
               Deferred             (282)         (45)         (65)
                                 -------      -------      -------
                                   2,704        2,130        1,858
                                 -------      -------      -------
           State
               Current               422          238          213
               Deferred              (24)         (13)          34
                                 -------      -------      -------
                                     398          225          247
                                 -------      -------      -------
           Foreign - current           5            8            6
                                 -------      -------      -------
                                 $ 3,107      $ 2,363      $ 2,111
                                 =======      =======      =======

The components of deferred income taxes as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                    1997         1996
      Deferred income tax liabilities:
           Property, plant and equipment                         $   813      $   807
           LIFO reserve                                              242          242
           Other                                                      26          148
                                                                 -------      -------
                                                                   1,081        1,197
                                                                 -------      -------
      Deferred income tax assets:
           Tax net operating loss, expense, and
              credit carryforwards                                  (203)        (228)
           Inventory basis differences                              (447)        (364)
           Accrued expenses                                         (749)        (467)
           Other                                                    (113)         (98)
                                                                 -------      -------
                                                                  (1,512)      (1,157)
      Valuation allowance                                            203          228
                                                                 -------      -------
                                                                  (1,309)        (929)
                                                                 -------      -------
      Net deferred income tax (asset) liability                     (228)         268
      Deferred income taxes included in other current assets       1,043          538
                                                                 -------      -------
      Long-term deferred income tax liability                    $   815      $   806
                                                                 =======      =======

The Company has Canadian tax net operating loss carryforwards of approximately $90,000 and Canadian research and development expense carryforwards of approximately $285,000 available to offset future Canadian taxable income. The net operating loss carryforwards will expire in various years from 1999 through 2004. The research and development expense carryforwards have no expiration period. The Company also has Canadian research and development credit carryforwards totaling approximately $58,000 available to offset future Canadian taxable income. These credits expire in the years 2000 through 2006.

The valuation allowance for deferred income tax assets relates to the realizability of tax net operating loss, research and development expense, and tax credit carryforwards by the Company's Canadian subsidiary. The net change in the valuation allowance during 1997 was a reduction of $25,000 due to the utilization of net operating losses during the year.

The differences between the statutory and effective tax rates on income are as follows:

                                                              1997         1996         1995
        U.S. federal statutory rate                           34.0%        34.0%        34.0%
        Nondeductible items, primarily goodwill
            amortization                                       1.8          1.2          2.9
        State income taxes, less federal benefit               3.3          2.4          2.4
        Utilization of net operating losses and credits        (.6)         (.5)        (1.8)
        Other, net                                             0.6          1.0          0.3
                                                            ------       ------       ------
                                                              39.1%        38.1%        37.8%
                                                            ======       ======       ======

    NOTE K - SEGMENT INFORMATION

Revenues consist principally of sales to unaffiliated customers; sales to affiliated customers are not material. No general corporate expenses, interest expense, interest income, or other income (expense) have been allocated to the operating income of either industry segment. Financial information by industry segment for each of the three years in the period ended December 31, 1997 follows (in thousands):

                                      1997          1996          1995
REVENUES
Industrial group                  $ 43,171      $ 38,220      $ 35,142
Recreational group                  50,081        42,843        39,986
                                  --------      --------      --------
                                  $ 93,252      $ 81,063      $ 75,128
                                  ========      ========      ========
OPERATING INCOME
Industrial group                  $  7,975      $  6,596      $  5,493
Recreational group                   2,680         1,877         2,699
General corporate                   (1,791)       (1,449)       (1,453)
                                  --------      --------      --------
                                  $  8,864      $  7,024      $  6,739
                                  ========      ========      ========
IDENTIFIABLE ASSETS
Industrial group                  $ 23,072      $ 19,551      $ 18,648
Recreational group                  36,976        35,246        29,856
General corporate                    1,902         1,552         2,237
                                  --------      --------      --------
                                  $ 61,950      $ 56,349      $ 50,741
                                  ========      ========      ========
CAPITAL EXPENDITURES
Industrial group                  $    996      $  1,102      $  1,582
Recreational group                   1,966         2,543         1,273
General corporate                       14             8            23
                                  --------      --------      --------
                                  $  2,976      $  3,653      $  2,878
                                  ========      ========      ========
DEPRECIATION AND AMORTIZATION
Industrial group                  $  1,310      $  1,274      $  1,111
Recreational group                   1,889         1,553         1,426
General corporate                       21            22            21
                                  --------      --------      --------
                                  $  3,220      $  2,849      $  2,558
                                  ========      ========      ========

The recreational group's revenues include sales to one customer of approximately $9,000,000 in 1997 and $8,100,000 in 1996. Sales to this customer in 1995 were less than 10% of total revenues. Export revenues from unaffiliated customers accounted for approximately 13% of total revenues in 1997 and 11% of total revenues in both 1996 and 1995.

NOTE L - RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the years ended December 31, 1997, 1996, and 1995 was approximately $3,031,000, $2,408,000, and $1,821,000, respectively.

NOTE M - RETIREMENT PLANS

The Company sponsors a profit sharing plan for all non-union employees at several subsidiaries. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. Profit sharing expense for this plan for 1997, 1996, and 1995 was approximately $195,000, $171,000, and $180,000, respectively.

The Company has a 401(k) plan which covers all employees at domestic locations in which the Company has an ownership interest in excess of 80%. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company. Employer contributions to the plan were approximately $330,000, $298,000, and $273,000 in 1997, 1996, and 1995, respectively.

Multiplex has a 401(k) plan which covers all of its employees. Multiplex's contributions to the plan are discretionary and totaled approximately $26,000 and $19,000 in 1996 and 1995, respectively. No contribution was made to the plan in 1997.

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

The funded status of the Plan and the components of net periodic defined benefit pension cost are set forth in the following table. The rates used in determining the actuarial present value of the benefit obligations at December 31 were (i) discount rate - 6.25% in 1997 and 6.5% in 1996, and (ii) the expected long-term rate of return on assets - 8.75% in 1997 and 1996. Benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the estimated obligations in the following table (in thousands):

                                                                    1997         1996
         Actuarial present value of benefit obligations:
              Vested benefits                                    $  (864)     $  (790)
              Nonvested benefits                                     (73)         (70)
                                                                 -------      -------
         Accumulated and projected
            benefit obligations (ABO and PBO)                       (937)        (860)
         Plan assets at fair value                                 1,270        1,077
                                                                 -------      -------
         Plan assets in excess of ABO and PBO                        333          217
         Prior service cost not yet recognized
            in net periodic pension cost                              40           43
         Unrecognized net gain                                      (300)        (216)
         Unrecognized net asset being
            amortized over 13.7 years                                (24)         (26)
                                                                 -------      -------
         Prepaid pension cost                                    $    49      $    18
                                                                 =======      =======

         Net pension cost included the following components:
              Service cost                                       $    38      $    40
              Interest cost                                           55           50
              Actual return on plan assets                          (212)        (156)
              Net amortization and deferral                          111           77
                                                                 -------      -------
         Net pension cost                                        $    (8)     $    11
                                                                 =======      =======

NOTE N - RELATED PARTY TRANSACTIONS

The Company pays consulting and director fees to the non-employee members of its Board of Directors. These fees amounted to approximately $135,000 in 1997, $135,000 in 1996, and $142,000 in 1995.

At December 31, 1997, 1996, and 1995, there was a non-interest bearing demand note due from an officer of $75,000. This note arose due to relocation of the Company's headquarters and was repaid in January 1998.

NOTE O - STOCK OPTION PLAN

The Company has a nonqualified stock option plan for key employees. In 1996, the stockholders approved an amendment to the plan to increase the number of shares available for option grants by 450,000 to a total of 1,125,000 shares authorized. Under the plan, options are granted at prices not less than the fair market value of the stock on the date of grant. The options expire not more than seven years from the grant date and generally vest over four years.

Activity under the stock option plan follows:

                                                  OPTIONED SHARES
                                              ----------------------
                                 OPTIONS                    WEIGHTED
                                AVAILABLE      NUMBER     AVERAGE PRICE
                                FOR GRANT    OF OPTIONS     PER SHARE
                                --------      --------      --------
BALANCES, DECEMBER 31, 1994       45,000       335,813      $   5.49
Options granted                  (45,000)       45,000          8.00
Options exercised                   --         (18,000)         3.95
                                --------      --------      --------
BALANCES, DECEMBER 31, 1995         --         362,813          5.88

Options authorized               450,000          --
Options granted                  (65,250)       65,250          8.85
Options exercised                   --          (2,250)         5.17
Options lapsed                    23,625       (23,625)         6.58
                                --------      --------      --------
BALANCES, DECEMBER 31, 1996      408,375       402,188          6.32

Options granted                  (15,500)       15,500         12.27
Options exercised                   --         (61,563)         3.86
Options lapsed                     4,500        (4,500)         9.08
                                --------      --------      --------
BALANCES, DECEMBER 31, 1997      397,375       351,625      $   6.98
                                ========      ========      ========

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ----------------------------------------------  -------------------------------
                                    WEIGHTED
                                     AVERAGE        WEIGHTED                        WEIGHTED
RANGE OF PRICES       NUMBER     REMAINING LIFE  AVERAGE PRICE      NUMBER OF     AVERAGE PRICE
PER SHARE PRICE     OF OPTIONS     (IN YEARS)      PER SHARE         OPTIONS        PER SHARE
$3.19 - $3.22          46,250            .24           $3.20           46,250          $3.20
$5.22 - $7.39         198,000           3.24           $6.72          164,250          $6.58
$7.83 - $10.42         99,375           5.07           $8.68           29,438          $8.40
$14.00                  8,000           6.76          $14.00              -                -
                    ---------                                     ------------
$3.19 - $14.00        351,625                                         239,938
                      =======                                         =======

The following table summarizes information about vested options:

                               1997           1996           1995
Number of Options           239,938        228,375        172,688
Price Per Share       $3.19 - $9.08  $3.19 - $8.00  $3.19 - $7.39

The Company applies APB No. 25 and related Interpretations in accounting for grants to employees under its stock-based compensation plan, described above. Accordingly, no compensation expense has been recognized for grants to employees under its fixed stock option plan. Had compensation expense been charged to net income for grants to employees under the Company's fixed stock option plans based on fair value at the grant dates for awards under the plan, consistent with the method encouraged by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                              1997                             1996                              1995
                                  --------------------------        --------------------------        --------------------------
                                     AS                                 AS                               AS
                                  REPORTED         PROFORMA          REPORTED        PROFORMA         REPORTED         PROFORMA
                                  ---------        ---------        ---------        ---------        ---------        ---------
Net income                        $   4,833        $   4,795        $   3,630        $   3,589        $   3,366        $   3,356
Basic earnings per share               1.20             1.19             0.91             0.90             0.84             0.84
Diluted earnings per share             1.15             1.14             0.88             0.87             0.82             0.82


The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  1997            1996            1995
Expected dividend yield           1.50%           1.85%           1.85%
Expected volatility              26.81%          23.10%          26.00%
Risk-free interest rate           6.36%           6.30%           5.98%
Expected lives (years)             5.5             3.5             3.5

The weighted-average grant-date fair value of options granted during 1997, 1996, and 1995 was $3.99, $2.97, and $2.81, respectively.

NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest during 1997, 1996, and 1995 was as follows (in thousands):

                          1997          1996          1995
Income taxes            $3,693        $1,942        $2,419
Interest                 1,195         1,225         1,216

In August 1995, the Company sold a building that was used in its operations for $242,000 cash and a $600,000 promissory note.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES



                            QUARTERLY FINANCIAL DATA
               (unaudited, in thousands, except per share amounts)


                                FIRST      SECOND       THIRD      FOURTH
                               QUARTER     QUARTER     QUARTER     QUARTER
1997
Revenues                       $22,492     $24,540     $22,366     $23,854
Gross profit                     9,166      10,158       8,837       9,388
Net income                       1,210       1,507         965       1,151

Basic earnings per share       $   .30     $   .38     $   .24     $   .28
Diluted earnings per share         .29         .36         .23         .27

1996
Revenues                       $19,022     $22,153     $19,361     $20,527
Gross profit                     7,520       8,717       7,446       8,294
Net income                         918       1,105         709         898

Basic earnings per share       $   .23     $   .28     $   .18     $   .22
Diluted earnings per share         .22         .27         .17         .22

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of Valley Forge Corporation:

We have audited the accompanying consolidated balance sheet of Valley Forge Corporation and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1997 and have issued our report thereon dated February 27, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the 1997 financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
San Francisco, California
February 27, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
        Stockholders of Valley Forge Corporation:

Our report on the consolidated financial statements of Valley Forge Corporation and Subsidiaries is included on page 14 of this Form 10-K. In connection with our audits of the 1996 and 1995 financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers and Lybrand L.L.P.
San Francisco, California
February 19, 1997

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1997, 1996, and 1995


           Column A               Column B           Column C          Column D     Column E
           --------               --------           --------          --------     --------
                                                    Additions
                                             ----------------------
                                             Beginning
                                 Balance at  balance of   Charged to                 Balance
                                 beginning  consolidated  costs and                  at end of
          Description            of period   subsidiary    expenses    Deductions(1)  period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1997     $257,000     $   --       $176,000     $178,000     $255,000
Year ended December 31, 1996      211,000         --        182,000      136,000      257,000
Year ended December 31, 1995      151,000         --         96,000       36,000      211,000

ALLOWANCE FOR EXCESS AND
  OBSOLETE INVENTORY
Year ended December 31, 1997     $734,000     $   --       $213,000     $141,000     $806,000
Year ended December 31, 1996      533,000         --        248,000       47,000      734,000
Year ended December 31, 1995      373,000       30,000      141,000       11,000      533,000

ACCRUED WARRANTY EXPENSE
Year ended December 31, 1997     $409,000     $   --       $294,000     $   --       $703,000
Year ended December 31, 1996      258,000         --        151,000         --        409,000
Year ended December 31, 1995      258,000         --           --           --        258,000

ACCRUED SALES RETURN RESERVE
Year ended December 31, 1997     $   --       $   --       $223,000     $   --       $223,000
Year ended December 31, 1996         --           --           --           --           --
Year ended December 31, 1995         --           --           --           --           --


(1) Deductions primarily represent write-offs charged against the reserves listed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VALLEY FORGE CORPORATION


Dated: 3/18/98                                    /s/
                                                  ------------------------------
                                            By:   David R. Brining
                                                  President, Director, and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: 3/18/98  /s/                        Dated: 3/18/98   /s/
               ------------------------                    ------------------------
               Martin J. Bloom                             Theodore P. Desloge, Jr.
               Co-Chairman of the Board                    Co-Chairman of the Board


Dated: 3/18/98  /s/                        Dated: 3/18/98   /s/
               ------------------------                    ------------------------
               David R. Brining                            Phillip F. Dressel
               President, Director, and                    Director
               Chief Executive Officer


Dated: 3/18/98  /s/                        Dated: 3/18/98   /s/
               ------------------------                    ------------------------
               Dale J. Warner                              Monica J. Burke
               Director                                    CFO and V.P. Finance


Dated: 3/18/98  /s/
               ------------------------
               Sherilyn L. Dacquisto
               Corporate Controller

                                 EXHIBIT INDEX



EXHIBIT                                                         PAGE NUMBER OR
NUMBER       DESCRIPTION                                        INCORPORATED BY REFERENCE TO

    3        Articles of Incorporation and By-Laws              Exhibits B and C to Proxy Statement
                                                                filed on Form DEF 14A dated May 1,
                                                                1997 (Commission File No. 001-09897)

    4.1      Note Purchase Agreement dated as of May 15,        Exhibit 4.1 to Form 10-K/A for the
             1994, among the Registrant and Northwestern        year ended December 31, 1996
             National Life Insurance Company, Bankers
             Security Life (formerly The North Atlantic Life
             Insurance Company of America), and The Northern
             Life Insurance Company

    4.2      Amended and Restated Credit Agreement dated        Exhibit 4.2 to Form 10-K/A for the
             August 31, 1996, between the Registrant and The    year ended December 31, 1996
             Boatmen's National Bank of St. Louis

    4.3      Amendment Agreement dated December 16, 1997, to    Page 33
             Amended and Restated Credit Agreement dated
             August 31, 1996, between the Registrant and
             NationsBank, N.A., f/k/a The Boatmen's National
             Bank of St. Louis

   10.1      Valley Forge Corporation Amended and Restated      Exhibit to Registration Statement
             1987 Stock Option Plan                             Filed on Form S-8, dated July 2, 1996
                                                                (Commission File No. 333-07475)

   22        Listing of Significant Subsidiaries                Page 34

   24.1      Independent Auditors' Consent                      Page 35

   24.2      Consent of Independent Accountants                 Page 36

   27        Financial Data Schedules for years
             1997, 1996 and 1996