Form 10-Q
period 1998-03-31
VALLEY FORGE CORP
filed 1998-05-14
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998               Commission File Number 1-9897


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



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at May 8, 1998, was 4,126,839.

The Exhibit Index is located on Page 2.

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1998


                                      INDEX

                                                                                    Page
                                                                                    ----
PART I:  FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)  Condensed Consolidated Statements of Income for the Three
                Months Ended March 31, 1998 and 1997                                  3

            b)  Condensed Consolidated Balance Sheets at March 31, 1998,
                and December 31, 1997                                                 4

            c)  Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1998 and 1997                            5

            d)  Notes to Condensed Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                8

PART II:  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                          9


Part I   Financial Information

Item 1.  Financial Statements

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               (Unaudited, in thousands, except per share amounts)



                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998           1997
                                                 --------       --------
REVENUES                                         $ 26,273       $ 22,492
Cost of goods sold                                 15,649         13,326
                                                 --------       --------

        GROSS PROFIT                               10,624          9,166

Selling and administrative                          7,866          6,855
                                                 --------       --------

        OPERATING INCOME                            2,758          2,311

Other income (expense):
    Interest expense                                 (291)          (310)
    Other, net                                         53             51
                                                 --------       --------

        INCOME BEFORE INCOME TAXES
          AND MINORITY INTERESTS                    2,520          2,052

Income taxes                                          983            810
Minority interests                                     31             32
                                                 --------       --------


NET INCOME                                       $  1,506       $  1,210
                                                 ========       ========

BASIC EARNINGS PER SHARE                         $    .37       $    .30
                                                 ========       ========

DILUTED EARNINGS PER SHARE                       $    .35       $    .29
                                                 ========       ========

Basic weighted average shares outstanding           4,094          4,012
                                                 ========       ========

Diluted weighted average shares outstanding         4,252          4,155
                                                 ========       ========

            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)


                                               March 31,     December 31,
                                                 1998           1997
                                               ---------     ------------
ASSETS

CURRENT ASSETS
Accounts receivable, net                        $16,853      $13,935
Inventories                                      20,543       19,121
Other current assets                              2,190        2,258
                                                -------      -------
    Total current assets                         39,586       35,314

Property, plant, and equipment, net              10,841       10,683
Goodwill, net                                    11,533       11,762
Investment in and advances to affiliate           3,054        3,054
Other assets                                      1,056        1,137
                                                -------      -------
TOTAL ASSETS                                    $66,070      $61,950
                                                =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                         $ 3,175      $ 1,065
Current portion of long-term debt                 4,404        4,385
Accounts payable and accrued expenses            10,009        9,408
                                                -------      -------
    Total current liabilities                    17,588       14,858

Long-term debt                                    8,131        8,268
Deferred income taxes                               815          815
Minority interests                                1,273        1,375
Stockholders' equity                             38,263       36,634
                                                -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $66,070      $61,950
                                                =======      =======

            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1998          1997
                                                 -------       -------
NET CASH USED FOR OPERATING ACTIVITIES           $(1,198)      $  (302)

INVESTING ACTIVITIES
Additions to property, plant, and equipment         (699)         (818)
Other, net                                           (42)         (141)
                                                 -------       -------

Net cash used for investing activities              (741)         (959)
                                                 -------       -------

FINANCING ACTIVITIES
Net borrowings on line of credit                   2,510         1,904
Principal payments on long-term debt                (118)         (115)
Net payments on short-term notes                    (400)           --
Stock options exercised                              152            80
Dividends paid                                      (205)         (161)
                                                 -------       -------

Net cash provided by financing activities          1,939         1,708
                                                 -------       -------

CHANGE IN CASH AND EQUIVALENTS                        --           447
Cash and equivalents at beginning of year             --            --
                                                 -------       -------

CASH AND EQUIVALENTS AT END OF PERIOD            $    --       $   447
                                                 =======       =======


            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited, in thousands, except per share amounts)

BASIS OF PRESENTATION

All adjustments, which are in the opinion of management necessary to a fair presentation of results for the interim periods, have been included herein. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation. These financial statements are presented in accordance with the Securities and Exchange Commission disclosure requirements for Form 10-Q. Reference should be made to the Valley Forge Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

                   MARCH 31, 1998  DECEMBER 31, 1997
INVENTORIES
Raw materials          $10,091      $ 9,395
Work-in-process          3,736        2,815
Finished goods           6,716        6,911
                       -------      -------

Total Inventories      $20,543      $19,121
                       =======      =======

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                FOR THE THREE-MONTH PERIODS
                                                       ENDED MARCH 31,
                                                1998                    1997
                                         -------------------     -------------------
                                          BASIC      DILUTED     BASIC       DILUTED
Net income                               $1,506      $1,506      $1,210      $1,210
                                         ======      ======      ======      ======

Weighted average shares outstanding       4,094       4,094       4,012       4,012

Common equivalent shares                     --         158          --         143
                                         ------      ------      ------      ------

    Total shares                          4,094       4,252       4,012       4,155
                                         ======      ======      ======      ======

Earnings per share                       $  .37      $  .35      $  .30      $  .29
                                         ======      ======      ======      ======

CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified, as required. The Company's total comprehensive income was as follows:

                                       THREE MONTHS ENDED MARCH 31,
                                         1998          1997
Net income                              $ 1,506       $ 1,210
Other comprehensive loss - foreign
currency translation adjustments             (7)          (27)
                                        -------       -------
Comprehensive income                    $ 1,499       $ 1,183
                                        =======       =======

SUBSEQUENT EVENT

In April 1998, the Company arranged for long-term financing at 7.66% on borrowings totaling $1,755,000 secured by two operating facilities. The two mortgages will require monthly payments, are due in 2008, and require balloon payments upon maturity. The proceeds from the loans were used to pay down a term loan due in June 1998 that bears interest at 8.15%.

Item 2. Mangagement's Discussion and Analysis of Financial Condition and Results of Operations

                    Valley Forge Corporation and Subsidiaries
                                 March 31, 1998

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

FINANCIAL CONDITION

The Company used its bank line of credit ($2.5 million, net), to fund operating activities, principally the increase in inventory during the quarter of $1.3 million, to invest in property, plant and equipment ($0.7 million) and make payments on its short-and long-term obligations ($0.5 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the remainder of 1998.


RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $3.8 million (17%) in the quarter ended March 31, 1998, over the same quarter in the prior year, with recreational products segment sales increasing 13% and the industrial products segment increasing 22%.

Gross profits for the quarter ended March 31, 1998 increased $1.5 million (16%) over the comparable period in 1997. The consolidated gross profit margin percentage for the quarter decreased slightly from 40.8% in 1997 to 40.4% in 1998. The increase in sales and related gross profits for the quarter ended March 31, 1998 was due principally to increased unit volume on existing products. New product introductions also contributed to the increased sales and gross profits.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $1 million (15%) for the quarter over the same period in the prior year primarily as a result of increased sales. Selling and administrative expenses as a percentage of sales decreased from 30.5% for the first quarter of 1997 to 29.9% for the first quarter of 1998.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            Part II Other Information
                      For the Quarter Ended March 31, 1998


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

                                   VALLEY FORGE CORPORATION
                                   Registrant



Date:  May 13, 1998                 /s/
                                    --------------------------------------------
                                    Monica J. Burke
                                    CFO and Vice President Finance