Form 10-Q
period 1998-06-30
VALLEY FORGE CORP
filed 1998-08-13
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998                Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        58-0833796
          --------                                        ----------
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



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at August 10, 1998, was 4,132,089.

The Exhibit Index is located on Page 2.

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)   Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 1998 and 1997               3

         b)   Condensed Consolidated Balance Sheets at June 30, 1998,
              and December 31, 1997                                           4

         c)   Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1997                         5

         d)   Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           9

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    10

Part I       Financial Information
Item 1.      Financial Statements


                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               (Unaudited, in thousands, except per share amounts)


                                                Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               ---------------------     ---------------------
                                                 1998         1997         1998         1997
                                               --------     --------     --------     --------
REVENUES                                       $ 29,180     $ 24,540     $ 55,453     $ 47,032
Cost of goods sold                               17,585       14,382       33,234       27,708
                                               --------     --------     --------     --------

         GROSS PROFIT                            11,595       10,158       22,219       19,324

Selling and administrative                        8,486        7,475       16,352       14,330
                                               --------     --------     --------     --------

         OPERATING INCOME                         3,109        2,683        5,867        4,994

Other income (expense):
     Interest expense                              (287)        (318)        (578)        (628)
     Other, net                                     199           93          252          144
                                               --------     --------     --------     --------

         INCOME BEFORE INCOME TAXES
           AND MINORITY INTERESTS                 3,021        2,458        5,541        4,510

Income taxes                                      1,178          971        2,161        1,781
Minority interests                                   20          (20)          51           12
                                               --------     --------     --------     --------

NET INCOME                                     $  1,823     $  1,507     $  3,329     $  2,717
                                               ========     ========     ========     ========

Basic earnings per share                       $    .44     $    .38     $    .81     $    .68

DILUTED EARNINGS PER SHARE                     $    .43     $    .36     $    .78     $    .65

Basic weighted average shares outstanding         4,120        4,018        4,107        4,015

Diluted weighted average shares outstanding       4,270        4,188        4,261        4,172



            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)


                                              June 30,    December 31,
                                                1998         1997
                                              --------    ------------
ASSETS

CURRENT ASSETS
Accounts receivable, net                      $15,269       $13,935
Inventories                                    21,642        19,121
Other current assets                            2,086         2,258
                                              -------       -------
     Total current assets                      38,997        35,314

Property, plant, and equipment, net            11,233        10,683
Goodwill, net                                  11,316        11,762
Investment in and advances to affiliate         3,238         3,054
Other assets                                    1,170         1,137
                                              -------       -------
TOTAL ASSETS                                  $65,954       $61,950
                                              =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                       $ 3,195       $ 1,065
Current portion of long-term debt               1,565         4,385
Accounts payable and accrued expenses          10,079         9,408
                                              -------       -------
     Total current liabilities                 14,839        14,858

Long-term debt                                  8,853         8,268
Deferred income taxes                             889           815
Minority interests                              1,347         1,375
Stockholders' equity                           40,026        36,634
                                              -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $65,954       $61,950
                                              =======       =======




            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                   -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 2,060         $ 2,900

INVESTING ACTIVITIES
Additions to property, plant, and equipment         (1,690)         (1,655)
Investment in and advances to affiliate                 --            (312)
Other, net                                            (181)           (127)
                                                   -------         -------

Net cash used for investing activities              (1,871)         (2,094)
                                                   -------         -------

FINANCING ACTIVITIES
Net borrowings on line of credit                     2,630             655
Proceeds from long-term obligations                  1,755              --
Principal payments on long-term debt                (3,990)         (1,220)
Net payments on short-term notes                      (500)             --
Stock options exercised                                328              80
Dividends paid                                        (412)           (321)
                                                   -------         -------

Net cash used for financing activities                (189)           (806)
                                                   -------         -------

CHANGE IN CASH AND EQUIVALENTS                          --              --
Cash and equivalents at beginning of year               --              --
                                                   -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD              $    --         $    --
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

                                           JUNE 30, 1998     DECEMBER 31, 1997
                                           -------------     -----------------
INVENTORIES
         Raw materials                        $10,449             $ 9,395
         Work-in-process                        3,835               2,815
         Finished goods                         7,358               6,911
                                              -------             -------

         Total Inventories                    $21,642             $19,121
                                              =======             =======

LONG-TERM OBLIGATIONS

In April 1998, the Company arranged for long-term financing at 7.66% on borrowings totaling $1,755,000 secured by two operating facilities. The two mortgages require monthly payments including interest, are due in 2008, and require balloon payments upon maturity. The proceeds from the loans were used to pay down a term loan due in June 1998.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:


                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               ------------------------------------    ------------------------------------
                                     1998                1997                1998                1997
                               ----------------    ----------------    ----------------    ----------------
                               BASIC     DILUTED   BASIC     DILUTED   BASIC     DILUTED   BASIC     DILUTED
Net Income                     $1,823    $1,823    $1,507    $1,507    $3,329    $3,329    $2,717    $2,717
                               ======    ======    ======    ======    ======    ======    ======    ======

Weighted average
         shares outstanding     4,120     4,120     4,018     4,018     4,107     4,107     4,015     4,015

Common equivalent shares           --       150        --       170        --       154        --       157
                               ------    ------    ------    ------    ------    ------    ------    ------

Total shares                    4,120     4,270     4,018     4,188     4,107     4,261     4,015     4,172
                               ======    ======    ======    ======    ======    ======    ======    ======

Earnings per share             $  .44    $  .43    $  .38    $  .36    $  .81    $  .78    $  .68    $  .65
                               ======    ======    ======    ======    ======    ======    ======    ======

NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items required to be recognized as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income was as follows:

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                            ENDED JUNE 30,               JUNE 30,
                                           -------------------     -------------------
                                            1998         1997        1998        1997
                                           -------     -------     -------     -------
Net income                                 $ 1,823     $ 1,507     $ 3,329     $ 2,717
Other comprehensive loss - foreign
currency translation adjustments               (59)        (19)        (66)        (46)
                                           -------     -------     -------     -------
Comprehensive income                       $ 1,764     $ 1,488     $ 3,263     $ 2,671
                                           =======     =======     =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                  June 30, 1998

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

FINANCIAL CONDITION

The Company used its bank line of credit ($2.6 million, net), net cash provided by operations ($2.1 million, net) and proceeds from long-term obligations ($1.8 million) to invest in property, plant and equipment ($1.7 million) and make payments on its long-term obligations ($4.0 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $4.6 million (18.9%) in the quarter ended June 30, 1998, over the same quarter in the prior year, with recreational products segment sales increasing 18.2% and the industrial products segment increasing 19.8%. Revenues for the first half of 1998 increased $8.4 million (17.9%) over the first half of 1997, with the recreational products segment increasing 15.8% and the industrial products segment increasing 20.6%.

Gross profits for the quarter and six months ended June 30, 1998 increased $1.4 million (14.1%) and $2.9 million (15.0%), respectively, over the comparable periods in 1997. The increase in sales and related gross profits for the quarter and six months ended June 30, 1998, respectively, was due principally to increased unit volume on existing products and in part due to new product introductions.

The consolidated gross profit margin percentage for the quarter decreased 1.7 percentage points from 41.4% in 1997 to 39.7% in 1998 and for the six-month period decreased 1.0 percentage point from 41.1% in 1997 to 40.1% in 1998. The main reason for the decrease in both the quarter and year to date periods is the change in product mix in the industrial products segment to lower margin products.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $1.0 million (13.5%) for the quarter and $2.0 million (14.1%) for the first six months of 1998 over the same periods in the prior year primarily as a result of increased sales. Selling and administrative expenses as a percentage of sales decreased from 30.5% for the second quarter of 1997 to 29.1% for the second quarter of 1998. For the first six months, selling and administrative expenses as a percentage of sales decreased from 30.5% for 1997 to 29.5% for 1998. Overall the company's selling expenses have generally varied with sales, whereas administrative expenses have a more fixed cost component and have not increased proportionately with sales.

YEAR 2000 COMPLIANCE

During the first six months of 1998, the Company has not incurred significant costs (less than $25,000) for either its internal information technology (IT) systems or non-IT systems that would include embedded technology such as microcontrollers. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company expects to spend between $150,000 to $200,000 during 1998 and 1999 on software upgrades and a system replacement to make its core systems Year 2000 compliant. There has been no change in management's estimate of such costs.

With respect to its internal information technology, the majority of the subsidiaries in the Valley Forge group will make their main system upgrades during the last half of 1998. These subsidiaries have already identified with their software suppliers the availability and cost of upgrades and plan to install them as soon as they are available. One subsidiary plans to convert to a Year 2000 compliant system at the end of the first quarter of 1999. All the subsidiaries in the Valley Forge group either have already, or plan to, assess their non-IT systems for potential Year 2000 problems during the last half of 1998.

Approximately half of the Valley Forge subsidiaries have already made an assessment of the Year 2000 readiness with respect to third parties with which they have a material relationship. The remainder of our subsidiaries plan to complete this process during the last half of 1998. However, there can be no assurance that the systems of other parties upon which the Company's businesses rely will be converted on a timely basis. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            Part II Other Information
                       For the Quarter Ended June 30, 1998


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

                                       VALLEY FORGE CORPORATION
                                       Registrant



Date:  August 12, 1998                 /s/
                                       -----------------------------------------
                                       Monica J. Burke
                                       CFO and Vice President Finance

                                EXHIBIT INDEX



Exhibit
  No.          Description
------         ----------
27.1           Financial Data Schedule