Form 10-Q
period 1998-09-30
VALLEY FORGE CORP
filed 1998-11-16
CIK 102680

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998           Commission File Number 1-9897


                            VALLEY FORGE CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       58-0833796
           --------                                       ----------
   (State of incorporation)                 (IRS Employer Identification Number)


       100 Smith Ranch Road, Suite 326, San Rafael, California 94903-1994
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (415) 492-1500
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding of Registrant's Common Stock, par value $.50 per share, at November 10, 1998, was 4,138,839.

The Exhibit Index is located on Page 2.

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998


                                      INDEX

                                                                               Page
                                                                               ----
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           a)   Condensed Consolidated Statements of Income for the Three
                and Nine Months Ended September 30, 1998 and 1997               3

           b)   Condensed Consolidated Balance Sheets at September 30, 1998,
                and December 31, 1997                                           4

           c)   Condensed Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1998 and 1997                        5

           d)   Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk          10

PART II:  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                    11

Part I       Financial Information
Item 1.      Financial Statements


                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               (Unaudited, in thousands, except per share amounts)


                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                     1998             1997             1998             1997
                                                   --------         --------         --------         --------
REVENUES                                           $ 26,631         $ 22,366         $ 82,084         $ 69,398
Cost of goods sold                                   16,384           13,529           49,618           41,237
                                                   --------         --------         --------         --------

         GROSS PROFIT                                10,247            8,837           32,466           28,161

Selling and administrative                            7,927            6,998           24,279           21,328
                                                   --------         --------         --------         --------

         OPERATING INCOME                             2,320            1,839            8,187            6,833

Other income (expense):
     Interest expense                                  (274)            (282)            (852)            (910)
     Other, net                                          19               38              271              182
                                                   --------         --------         --------         --------

         INCOME BEFORE INCOME TAXES
           AND MINORITY INTERESTS                     2,065            1,595            7,606            6,105

Income taxes                                            729              631            2,890            2,412
Minority interests                                       91               (1)             142               11
                                                   --------         --------         --------         --------

NET INCOME                                         $  1,245         $    965         $  4,574         $  3,682
                                                   ========         ========         ========         ========

Basic earnings per share                           $    .30         $    .24         $   1.11         $    .92

DILUTED EARNINGS PER SHARE                         $    .30         $    .23         $   1.08         $    .88

Basic weighted average shares outstanding             4,110            4,041            4,108            4,024

Diluted weighted average shares outstanding           4,233            4,249            4,252            4,197



            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)


                                               September 30,   December 31,
                                                   1998           1997
ASSETS

CURRENT ASSETS
Accounts receivable, net                          $13,851        $13,935
Inventories, net                                   23,547         19,121
Other current assets                                2,506          2,258
                                                  -------        -------
     Total current assets                          39,904         35,314

Property, plant, and equipment, net                11,491         10,683
Goodwill, net                                      11,098         11,762
Investment in and advances to affiliate             3,268          3,054
Other assets                                        1,213          1,137
                                                  -------        -------
TOTAL ASSETS                                      $66,974        $61,950
                                                  =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans and notes payable                           $ 2,995        $ 1,065
Current portion of long-term debt                   1,221          4,385
Accounts payable and accrued expenses              10,562          9,408
                                                  -------        -------
     Total current liabilities                     14,778         14,858

Long-term debt                                      8,846          8,268
Deferred income taxes                                 889            815
Minority interests                                  1,440          1,375
Stockholders' equity                               41,021         36,634
                                                  -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $66,974        $61,950
                                                  =======        =======



            See Notes to Condensed Consolidated Financial Statements.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1998            1997
                                                     -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,830         $ 4,495

INVESTING ACTIVITIES
Additions to property, plant, and equipment           (2,661)         (2,160)
Investment in and advances to affiliate                   --            (312)
Other, net                                              (259)           (148)
                                                     -------         -------

Net cash used for investing activities                (2,920)         (2,620)
                                                     -------         -------

FINANCING ACTIVITIES
Net borrowings (repayments) on line of credit          2,430            (120)
Proceeds from long-term obligations                    1,755              --
Principal payments on long-term debt                  (4,340)         (1,328)
Net payments on short-term notes                        (500)             --
Stock options exercised                                  364             206
Dividends paid                                          (619)           (485)
                                                     -------         -------

Net cash used for financing activities                  (910)         (1,727)
                                                     -------         -------

CHANGE IN CASH AND EQUIVALENTS                            --             148
Cash and equivalents at beginning of year                 --              --
                                                     -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD                $    --         $   148
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

                                               SEPTEMBER 30, 1998    DECEMBER 31, 1997
INVENTORIES

Raw materials                                       $10,777              $ 9,395
Work-in-process                                       3,760                2,815
Finished goods                                        9,010                6,911
                                                    -------              -------

Total Inventories, net                              $23,547              $19,121
                                                    =======              =======

LONG-TERM OBLIGATIONS

In April 1998, the Company arranged for long-term financing at 7.66% on borrowings totaling $1,755,000 secured by two operating facilities. The two mortgages require total monthly payments of principal and interest of approximately $14,000 through April 1, 2008. The remaining unpaid principal and interest are due in full on May 1, 2008. The proceeds from the loans were used to pay down a term loan due in June 1998.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                      1998                  1997                 1998                   1997
                                ------------------    ------------------    ------------------    ------------------
                                BASIC      DILUTED    BASIC      DILUTED    BASIC      DILUTED    BASIC      DILUTED
Net Income                      $1,245     $1,245     $  965     $  965     $4,574     $4,574     $3,682     $3,682
                                ======     ======     ======     ======     ======     ======     ======     ======

Weighted average
         shares outstanding      4,110      4,110      4,041      4,041      4,108      4,108      4,024      4,024

Common equivalent shares            --        123         --        208         --        144         --        173
                                ------     ------     ------     ------     ------     ------     ------     ------

Total shares                     4,110      4,233      4,041      4,249      4,108      4,252      4,024      4,197
                                ======     ======     ======     ======     ======     ======     ======     ======

Earnings per share              $  .30     $  .30     $  .24     $  .23     $ 1.11     $ 1.08     $  .92     $  .88
                                ======     ======     ======     ======     ======     ======     ======     ======

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which requires that all items required to be recognized as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income was as follows:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                   1998        1997         1998         1997
                                                 -------      -------      -------      -------
Net income                                       $ 1,245      $   965      $ 4,574      $ 3,682
Other comprehensive loss-- foreign  currency
  translation adjustments                            (98)          (1)        (160)         (47)
                                                 -------      -------      -------      -------
Comprehensive income                             $ 1,147      $   964      $ 4,414      $ 3,635
                                                 =======      =======      =======      =======


In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 "Employers' Disclosures about Pension and Other Post-Retirement Benefits," which standardizes the disclosure requirements for pensions and other post-retirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This statement is effective for the Company's fiscal year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. Currently, the Company does not have any derivative instruments or hedging activities. This statement is effective for the Company's fiscal year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                               September 30, 1998

Any forward-looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties that may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including but not limited to general business conditions; actions of competitors; changes in laws and regulations, including changes in accounting standards; inventory risks due to shifts in market demand and/or product mix; price volatility in the cost of purchased components; and the risk factors listed from time to time in the Company's SEC reports.

Due to seasonal variations, the results of operations for the periods reported are not necessarily indicative of the entire year.

FINANCIAL CONDITION

The Company used its bank line of credit ($2.4 million, net), net cash provided by operations ($3.8 million, net) and proceeds from long-term obligations ($1.8 million) to invest in property, plant and equipment ($2.7 million) and make payments on its long-term obligations ($4.3 million). Management believes that cash flow from operations and bank borrowings will be adequate to meet the Company's working capital needs for the ensuing year.

RESULTS OF OPERATIONS

REVENUES AND RELATED COSTS

Consolidated revenues increased $4.3 million (19.1%) in the quarter ended September 30, 1998, over the same quarter in the prior year, with recreational products segment sales increasing 16.1% and the industrial products segment increasing 22.2%. Revenues for the first nine months of 1998 increased $12.7 million (18.3%) over the first nine months of 1997, with the recreational products segment increasing 15.9% and the industrial products segment increasing 21.2%.

Gross profits for the quarter and nine months ended September 30, 1998 increased $1.4 million (16.0%) and $4.3 million (15.3%), respectively, over the comparable periods in 1997. The increase in sales and related gross profits for the quarter and nine months ended September 30, 1998, respectively, was due principally to increased unit volume on existing products and in part due to new product introductions.

The consolidated gross profit margin percentage for the quarter decreased 1.0 percentage point from 39.5% in 1997 to 38.5% in 1998 and for the nine-month period decreased 1.0 percentage point from 40.6% in 1997 to 39.6% in 1998. The main reason for the decrease in both the quarter and year-to-date periods is the change in product mix in the industrial products segment to lower margin products. In addition, the gross margin percentage in the recreational segment was lower for the quarter ended September 30, 1998 compared to the same quarter in the prior year due mainly to sales price reductions at one subsidiary to maintain market share.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses increased $0.9 million (13.3%) for the quarter and $3.0 million (13.8%) for the first nine months of 1998 over the same periods in the prior year primarily as a result of increased sales. Selling and administrative expenses as a percentage of sales decreased from 31.3% for the third quarter of 1997 to 29.8% for the third quarter of 1998. For the first nine months, selling and administrative expenses as a percentage of sales decreased from 30.7% for 1997 to 29.6% for 1998. Overall, the Company's selling expenses have generally varied with sales, whereas administrative expenses have a more fixed cost component and have not increased proportionately with sales.

YEAR 2000 COMPLIANCE

The Company uses computer hardware and software to maintain financial and business records. Some of the Company's subsidiaries employ computer and related technology in the manufacturing process. Mechanical, support, and other services employed by the Company use software and embedded microprocessor technology. All of these computers, software, and embedded technologies are susceptible to the "Year 2000" problem, which means that software and microprocessors may report January 1, 2000, as January 1, 1900, or other incorrect twentieth century dates. Incorrect dating would make it difficult and costly for the Company to conduct business.

The Company began assessing the Year 2000 readiness of its computer hardware and software in early 1998. Based upon the assessments, subsidiaries began upgrading their hardware and software, and as of September 30, 1998, the corporate office and 2 of the subsidiaries believed that their essential business and production hardware and software was Year 2000 compliant. Through that date, the Company had expended approximately $30,000 in the effort to become Year 2000 compliant.

The Company expects that by December 31, 1998, an additional 5 subsidiaries will have achieved Year 2000 readiness of essential business and production hardware and software, and that the remaining subsidiaries will have installed upgraded computer hardware and software by June 30, 1999. Each of the subsidiaries will conduct full system tests of mission critical systems during 1999, as early in the year as is feasible.

The Company has begun the process of identifying and assessing its embedded technology Year 2000 readiness and anticipates that the assessment will be completed by the majority of its subsidiaries by March 31, 1999. The Company is not now able to estimate the costs it will incur to assess, upgrade and test embedded technology. The costs expended will consist primarily of the use of internal personnel to assess and test any embedded technology that exists.

A few of the Company's subsidiaries have begun to confirm the readiness of their major suppliers, customers, banking institutions, and other service providers to determine their Year 2000 readiness and the remainder will initiate the assessment during the first half of 1999. The Company is unable at this time to evaluate the accuracy of the information it has received from third parties during the assessment process that has taken place to date. The Company could be adversely affected if its suppliers' and customers' systems, including their ordering, billing, and inventory systems, cannot function properly. The Company would also be adversely affected if public utilities, telephone companies, and other service providers were unable to provide reliable service beginning January 1, 2000.

The Company has not yet prepared contingency plans to deal with third parties' failure to achieve Year 2000 compliance. The Company expects that it will begin developing such plans in early 1999, where such contingency planning is feasible. The effectiveness of these plans will, however, depend on the magnitude and effects of Year 2000 noncompliance in the business community and elsewhere.

The Company estimates that through December 31, 1999, it will spend between $150,000 and $200,000 (including the approximately $30,000 spent through September 30, 1998) to prepare its computer hardware and software for Year 2000 compliance. The Company has not included any allocated employee compensation, benefit, and overhead expense in this estimate, nor amounts for the upgrades of embedded technology, which are not fully identified. Total costs to achieve Year 2000 compliance could, therefore, exceed the $200,000 estimated above.

In summary, the Company expects that the computer hardware and software that it uses for production and business record keeping will be substantially Year 2000 compliant by early 1999. The Company is unable today to determine when its embedded technology will be compliant and it is unable to estimate the extent and effect of third parties' noncompliance. As a result, there is a risk that the Company will be materially and adversely affected, particularly if third parties do not achieve compliance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                            Part II Other Information
                    For the Quarter Ended September 30, 1998



Item 6.       Exhibits and Reports on Form 8-K

         a) Exhibits required by Item 601 of Registration S-K:

    Exhibit 3.1 - Certificate of Incorporation (incorporated by reference to Exhibit B to Proxy Statement filed on Form DEF 14A dated May 1, 1997, Commission File No. 001-09897)

    Exhibit 3.2 - Certificate of Amendment of Certificate of Incorporation

    Exhibit 3.3 -- By-Laws of the Corporation (incorporated by reference to Exhibit C to Proxy Statement filed on Form DEF 14A dated May 1, 1997, Commission File No. 001-09897)



         b) Reports on Form 8-K:

             None

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VALLEY FORGE CORPORATION
                                       Registrant



Date:  November 13, 1998               /s/
                                       -----------------------------------------
                                       Monica J. Burke
                                       CFO and Vice President Finance