Form 10-Q/A
period 1998-06-30
VALLEY FORGE CORP
filed 1999-01-08
CIK 102680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A


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

================================================================================

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on June 10, 1998. Represented at the Meeting, either in person or by proxy, were 3,821,061 voting shares, of a total below.

(c)    (i)    To elect five directors to serve for one-year terms or until their successors are elected and qualified. All nominees are named below.



               NAME OF DIRECTOR       VOTES FOR ELECTION         VOTES WITHHELD

               Martin J. Bloom            3,820,367                    694

               David R. Brining           3,820,567                    494

               Theodore P. Desloge        3,820,567                    494

               Phillip F. Dressel         3,820,567                    494

               Dale J. Warner             3,820,567                    494

       (ii) To ratify the Board of Directors' appointment of Deloitte & Touche LLP as auditors for the Company for 1998.

              Votes for Proposal         3,811,777
              Votes Against Proposal         8,802
              Votes Abstaining                 482

       (iii) To approve the adoption of an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock from 5,000,000 to 10,000,000 shares.

              Votes for Proposal         3,784,055
              Votes Against Proposal        34,716
              Votes Abstaining               2,290

                    VALLEY FORGE CORPORATION AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VALLEY FORGE CORPORATION
                                            Registrant



Date:  January 5, 1999                      /s/ MONICA J. BURKE
                                            --------------------------------
                                            Monica J. Burke
                                            CFO and Vice President Finance